Form 10KSB
period 1996-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1996-08-29
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  May 31, 1996

                         COMMISSION FILE NUMBER: 0-19796

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
               (Exact name of registrant as specified in charter)

                               Wyoming 98-0120805
    (State or other              (IRS Employer
     jurisdiction of          Identification No.)
     incorporation)

                         104 SOUTH HARBOR CITY BOULEVARD
                                     SUITE A
                            MELBOURNE, FLORIDA 32901
                    (Address of Principal Executive Offices)

         Registrant's telephone number including area code: 407-953-4811 Securities Registered Under Section 12(b) of the Exchange Act: NONE Securities Registered Under Section 12(g) of the Exchange Act: COMMON STOCK, $0.01 PAR VALUE.

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_
         The Registrant's operating revenues for its most recent fiscal year were: $56,532.
         The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31,1996, was approximately $30,095,220. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be
affiliates.   This   determination   of  affiliate  status  is  not  necessarily
conclusive.

         As of May 31, 1996, 11,742,044 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
                            LOCATION OF EXHIBIT INDEX

The index of  exhibits  is  contained  in PART IV, Item 13 herein on page number
________




                                TABLE OF CONTENTS

PART I:

         Item 1.  Description of Business
         Item 2.  Description of Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                                    Stockholder Matters
         Item 6.  Management's Plan of Operation
         Item 7   Financial Statements
         Item 8   Changes In and Disagreements with Accountants on
                                    Accounting and Financial Disclosure

PART III:

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                                    Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and
                                    Management
         Item 12. Certain Relationships and Related Transactions

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K


SIGNATURES








                                     PART I

Item 1. Description of Business.

a.  Business Development.

         Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. At that time, the Company was engaged in the business of exploiting its rights under a license (the "License") granted by CST Entertainment Imaging, Inc. ("CST"), which gave the Company the exclusive right to use CST's coloring process to convert to color black-and-white film and videotape, including black-and-white theatrical films and television programs, produced for distribution in Europe. The Company also had exclusive right to use CST's technology to provide digital special visual effects for new film and video productions produced for distribution primarily in the European territory. The Company ceased this effort on October 18, 1995.

         On October 20, 1995, the Company entered into an agreement to acquire assets of Syneractive, Inc. (SI), a Florida Corporation. SI's assets included intellectual property consisting of a television production and a trademark known as Rebate TV(TM), a marketing and sales medium for a wide variety of products and services. They also included license rights from the Federal Communications Commission (FCC) to operate interactive and data service systems in the Charleston -North Charleston, SC, and Melbourne-Titusville- Palm Bay, FL metropolitan areas.

         The Company issued 5,700,000 shares of common stock to its current sole director and officer in exchange for these assets of SI.

         In May, 1996, the Company closed an agreement for the acquisition of television studios, post production facilities, satellite links and remote production equipment located in Princeton, N.J. The Company acquired a fully operational studio and post production facility and C and Ku Band Satellite Links from Studiolink Corporation in exchange for $1.1 million dollars.

         The acquisition was made under a lease purchase agreement in the amount of $1,100,000.00. This amount is payable monthly (with payments calculated as this principal with interest amortized over the lease period at a rate of 11% interest per annum) on a lease purchase basis over five years beginning May 1, 1996 to Studiolink Corporation, the seller of the equipment. The Company has the option to purchase the equipment at the end of the term for a nominal sum. Studiolink Corporation is unrelated to the Company. The Company provided additional collateral under the lease of 250,000 common shares.

         The equipment was used previously to make available television production, post production and satellite uplink services on a limited basis to consumers of such services and to process business of the private owner of the Studiolink Corporation.

         The Company expects to utilize these facilities in the production and distribution of its own television shows as well as to offer these services to users throughout the television and broadcast industry. The Company has agreed to take over the existing facility at 13 Rozel Road, Princeton, New Jersey and expand it to 9,934 square feet under lease. The Company expects to begin operating this as a new business without depending upon previous business.

         On April 9, 1996, the Company formed a wholly owned subsidiary, Satellite Network Television, (SNT), a Nevada corporation, to enhance the Company's television programming, production and broadcasting capabilities, and vertically integrate certain of the broadcast activities involved in the television programming segments of its business. The Company has acquired rights to a FCC license and owns the antenna and other equipments necessary to provide satellite uplink for television broadcasting.

         The  Company's  Principal  Executive  Offices  are located at 104 South
Harbor City Boulevard, Suite A, Melbourne, Florida 32901, and its telephone number is (407) 953-4811.

b. Business of Registrant.

         (1)  Principal Products or Services and Their Markets.

         Interactive Technologies Corporation, Inc. ("ITC") is a developer and producer of television, interactive television and interactive digital media programming. These programs are developed in various interactive formats for cable, broadcast and direct broadcast satellite television and for Internet distribution.



         Programming. ITC's principal interactive programming product is its Rebate TV(TM) program. Rebate TV(TM) is a marketing and sales network which airs one half-hour of programming a day on WIRB/Channel 56 in the central Florida market which serves a population of 2,176,100. Rebate TV(TM) first aired April 15, 1996, and has been on the air daily since that time. The Company expects later network growth to see distribution via communications satellite to cable television headends and other local distribution systems across the country.

         Rebate TV(TM) is a television program which incorporates interactive media and computer data management to allow the retail vendors to communicate their message to the consumer, to allow the consumer to verify his or her purchase, and to receive a cash rebate from the Company.

         The television program which airs one half hour a day, seven days a week is divided into 14 one minute retail information segments which are utilized by advertisers to provide information about their company and a brief description of the cash rebate offered to the consumer. The balance of the program consists of information segments, rebate reviews and instructional segments. Retailers represent a broad spectrum of business including grocery chains, furniture stores, tire service stores, retail banks, restaurants, car dealers and various specialty businesses.

         The consumer, after watching Rebate TV(TM), shops at one or more of the participating retailers and makes a purchase of items of product or in dollar amounts which carry the rebate offered by each particular retailer, (i.e. a $5 rebate on a purchase of $50 or more, or $10 rebate on the purchase of a brake package, etc.) The consumer then goes home and calls the toll free telephone number, 1-888-2REBATE, which connects him to the Company's computer data base, and he then registers the Rebate TV(TM) number on the bottom of the receipt. At the end of the month, the Company sends a check to the Rebate TV(TM) customer for a total of all rebates processed during that month. These rebates are in addition to coupons or other promotional offers by the vendor. Rebate TV(TM) had approximately 4,000 subscribers by the end of the fiscal year.

         The Company collects point-of-sale information from the vendors who participate in Rebate TV(TM), and processes that data along with Rebate TV(TM) customer call-in data, then credits rebates to customer accounts as they are verified. The Company manages escrow accounts for retail vendors so that rebates are transferred to a general customer escrow fund as they are credited, and issues checks at the end of each month to Rebate TV(TM) customers.


         The Company receives revenues of two types from Rebate TV(TM). First, retail vendors pay an initial production fee to the Company for the production of the information segment that becomes part of the television show. Secondly, the retail vendors pay the company a transaction fee based upon verified sales. The amount of the transaction fee varies with the type of retailer and the frequency of purchase of its products, i.e. the transaction fee for a automobile sale is much higher than a grocery store because of the size and frequency of purchase.

         Rebate TV(TM) is designed to utilize existing communication technologies for consumer responses - it now uses the telephone and the Internet as return links. However, it is also designed to easily accommodate the emerging interactive television systems as they come into use, such as Interactive Video and Data Services (IVDS) and Interactive Television (via fiber optic cable/ telephone cable etc.)






























PROGRAM MARKET EXPANSION

         The Company's roll out plan provides for Rebate TV(TM) to open in the Atlanta market following the Orlando market. The Company has hired a General Manager for the Atlanta office who began with the Company on April 1, 1996. The Company's plan also includes the completion of an interface for Interactive Video and Data Services (IVDS) return links during the next 12 months.

         Overall, during the next 18-36 months, the Company's plan calls for the market expansion of Rebate TV(TM). The program is scheduled to expand into 25 of the top national markets within three years from the date of first broadcast. The Company expects to hire as many as 50 additional employees over the next 24 months to support the operation of this programming and to continue to develop and refine the programming as the Company adds markets for these services.

PROGRAM DEVELOPMENT

         The Company's research and development efforts consumed the technical efforts of the Company from October 1995 through the airing of Rebate TV(TM) on April 15, 1996, and involved two basic areas: the television programming for the shows, and the data management and computer interface development efforts for the interaction with the retailers and the consumers. None of this expense will be borne directly by the retailers or the consumers, but will be recouped through profits as the Company expands its markets.

         Development  of Rebate  TV(TM) basic  programming  by ITC has been done during the fiscal year with Century III at Universal Studios, Florida. Established in 1976, Century III has serviced a widely diverse client base with high production values utilizing the latest and finest in production and post-production hardware. This includes local, regional, national and international projects for all four broadcast television networks, national cable networks such as Nickelodeon and HBO, major independent producers, advertising agencies and major corporate and governmental organizations such as Digital Equipment Corporation, Harris Corporation, General Electric, NCR, AT&T, Kodak, Polaroid, Walt Disney World, Harcourt Brace Jovanovich, FPL Group, Westinghouse, McDonnell Douglas, Martin Marietta, Reebok, International and NASA. The creative director for Rebate TV(TM) is Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I., "Simon & Simon", "Wings" and "The Twilight Zone". His commercial experience includes such clients as Cadillac(TM), Texaco, Coca Cola(TM), Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

         The computer development efforts related to Rebate TV(TM) were done at the Company's engineering offices in Melbourne, Florida, where the hardware and software designs and specifications were developed, tested and implemented during the current fiscal year, to:

         o manage the large amounts of data and transactions involved in collecting and verifying sales information from the Rebate TV(TM)  retailers;
         o        calculate the rebates, record the credits, and issue the
checks       to the consumer;
         o accommodate and record the telephone rebate requests, and provide automated participation information to the public.

         ITC looks to Rebate TV(TM) to attract its share of the Communications Industry end-user market estimated to be $189.3 billion by 1998. Interactive digital media is projected to remain the fastest growing category in the industry.1

         Internet Access. ITC's Internet home pages for use with Rebate TV(TM) allow viewers to access the program's data base through the Internet. It allows them to view the status of their accounts, enter vendor rebate claims, and later will allow viewers to access a variety of products and services associated with Rebate TV(TM) which the Company expects to include. The Company's home page is located at http://www.INET-USA.com/RTV.

         Network Operations. ITC is in development and production of its own television channel and is scheduled to distribute its Rebate TV(TM) video programming in this format to customers. The Company's distribution plan currently provides for distribution of this programming started in the central Florida markets to expand from there. Overall, during the next 18-

- - --------------------------
1.  The Veronicas, Shudder & Associates Communications Industry Forecast,
July 1994


36 months, the Company's plan calls for the Rebate TV(TM) to expand into 25 of the top national markets within three years from the date of first broadcast. The Company expects to hire as many as 50 additional employees over the next 24 months to support the operation of this programming and to continue to develop and refine the programming as the Company adds markets for these services. The Company currently maintains a sales office in Atlanta, GA, and has announced a on-air date for that market of January 6, 1997. In addition, plans include the exploitation of the Company's wholly-owned subsidiary, SNT's, satellite uplink capabilities to expand it's programming to a potentially worldwide market.

         Satellite Network Television (SNT). The company formed Satellite Network Television, Inc. (SNT) a Nevada corporation, to operate its facilities in Princeton, New Jersey. These facilities  consist of three  basic
segments:

         Studio Operations:         Complete studio and control room facilities
 including studio cameras,        XY
lighting, preset lighting board and recording facilities.

         Post Production: Equipped Video and audio edit rooms for on and off
line edits.         3-D  Graphics  and
Paintbox edit rooms, voice over and audio facilities and control equipment.

         Satellite Links: Fully redundant C band and Ku band satellite uplinks and downlinks with support and playback equipment.

         These facilities were acquired to provide the Company the ability to completely produce and distribute its own programming in-house. However, the Company operates this facility as a full-service studio and broadcast facility available to the business community and realizes revenues from providing contract services from its facilities and from remote sports and general subject broadcasts. (These include such services as video conferencing, and television and video program production for educational, commercial and corporate videos.) The Company began major renovations to these facilities in May, 1996, and has been operating at a reduced level during renovations. The renovations are scheduled to be complete in September of 1996.

         Interactive Video and Data Services. As part of ITC's commitment to the evolution of interactive television, its Federal Communications




Commission Interactive Video and Data Services (IVDS) radio station licenses in the Charleston-North Charleston, SC, and Melbourne-Titusville-Palm Bay, FL service areas represent an additional enhancement to the Company's programming distribution. These licenses have a duration of an initial five years, and are renewable if all conditions of the license are met. IVDS, a two way communications system, will allow viewers to take an active role in systems delivered through broadcast television, cable television, wireless cable, direct broadcast satellite or other future television delivery methods. IVDS is regulated as a personal radio service under the rules of the FCC which has allocated spectrum in the 218-219 MHz range for its use. IVDS systems are designed to operate with a hand-held remote control device that controls the interactive set top device on the subscriber's television set. A viewer would interact with the TV station through a radio signal using an IVDS frequency.

         The Company has purchased equipment for its Charleston-North Charleston, SC license, which is at the date of this report in transit to Melbourne, Florida, and will be stored until the Company is ready for installation in Charleston. The Company has under contract the sale of 90% of this ownership of this license and equipment and has reserved rights to provide programming to this license area when it is in operation.

         The Company is reviewing alternative uses and equipment proposals for its Melbourne-Titusville-Palm Bay, FL license and expects to proceed to install a system for this license within the next 24 - 36 months.

         Although ITC will run its Rebate TV(TM) and other programs on its own service area systems, the programs it develops are intended for use on various interactive delivery systems and are not specific to Interactive Video and Data Services systems. They are marketed to all of these various delivery systems. For broadcast of Rebate TV(TM) programming the Company currently uses and plans to use standard video media distribution methods such as cable, broadcast stations, wireless cable and direct broadcast satellite. Although the Company has designed its programs to utilize an IVDS return link (a "return link" is the method by which data is sent from the consumer or viewer back to the originator of the program), they are also designed to accommodate other return links such as the telephone. The Company has purchased equipment and software to provide a telephone return link as an interim return link for its own license areas as well as other areas where it is providing programming, to be utilized where IVDS is not available; until the installation an operation of the IVDS equipment as a return link is completed as well as for use with non subscribers to IVDS.


         Intellectual Content. The Company has developed a plan for the accumulation and sale of intellectual content. This content takes several forms, including completed television and video programming, both developed and produced by the Company and by third parties; property rights to written scripts and publications for the purpose of producing or having produced television or motion picture products; and program ideas, concepts and designs.

         This plan commenced during the last month of the fiscal year. In addition to the Rebate TV(TM) programs, the company has filed and had accepted Trademark applications with the United States Patent and Trademark Office for "Rebate TV" and for "DEAL! DEALS! DEALS!" (a direct shopping program which the Company has produced).

         The Company has produced in conjunction with Nightwing Entertainment Group, Inc./Petsville USA a series of direct sale pet product shows which it expects to air during the 4th quarter of 1996 and beyond.

         Subsequent to the end of the fiscal year, the Company acquired movie and television rights for one year to Special Treatment a novel currently in print.

         The Company through its SNT subsidiary currently has in development and preproduction a series of Bowling Tournament shows produced in conjunction with the New Jersey Bowling Proprietors Association scheduled to air fourth quarter of 1996 and/or first quarter of 1997.

         The Company has in addition under this plan a number of projects under consideration and review. To date, revenue from these activities has been limited to the Rebate TV(TM)
 television  program,  and to a limited
showing of its DEAL!  DEALS!  DEALS!  program.  There is  associated  with each of these shows and  projects a lead
time or advance  period  necessary  for  development  and  scheduling.
In addition, the company may elect to sell outright or resell any of these properties.

         The Company does not expect to receive material revenues from these projects other than Rebate TV(TM) program until calendar year 1997.

         As of May 31, 1996, the Company has 12 ITC and 5 SNT employees, all of which are full-time.



         The Company's fiscal year runs from June 1 to May 31 of each year.

Item 2. Description of Properties.

         The Company currently has executive and engineering offices at 104 South Harbor City Boulevard, Suite A, Melbourne, Florida; programming and media offices at Century III at Universal Studios, 2000 Universal Studios Plaza, Suite 100, Orlando, Florida; and marketing offices at 228 Park Avenue North, Suite J, Winter Park, Florida, and 111 Chickering Parkway Roswell, Georgia. In addition, the Satellite Network Television (SNT) facilities are located at 13 Rozel Road, Princeton, New Jersey.

         The Melbourne facility consists of 1,250 square feet of office and engineering space, and is leased from The Network Group, for a term of one year, with automatic renewal for an additional 12 months unless either Landlord or Tenant is notified in writing by the other party at least 60 days prior to termination date. Monthly lease payments are $1,250.00 plus applicable Florida sales tax.

         The Company's Century III office at Universal Studios consists of approximately 250 square feet of office space and use of common areas. The cost of this space is included in invoicing for production work Century III is performing for the Company.

         The Winter Park facility consists of 1080 square feet of office space. It is leased from Williams-Builder Partnership for a term of two years with monthly base lease payments of $1,301.40, plus applicable Florida sales tax, and pro rata common area maintenance fees estimated to be approximately $200 per month.

         The Roswell office currently exists at the residence of the General Manager in the Atlanta area, for which the Company neither compensates nor reimburses. The Company anticipates a requirement for a corporate sales and administrative office in Atlanta within six months.

         The SNT facility consists of 7,050 square feet of television studio, and 1,783 square feet of office and administrative space for which the Company pays a minimum monthly rent of $9,572.50, plus electric, for Year 1, and $10,948.75, plus electric, for Years 2 - 5 of a five year lease. The SNT facility is leased from LLB Realty, L.L.C./Keller, Dodds and Woodworth, Inc.



Additional  square  footage in the  facility  is  available,  and the  Company plans to expand to a total of 9,934
square feet for its use.

Item 3. Legal Proceedings.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of the security holders during its fiscal year June 1, 1995 through May 31, 1996.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

a. Market Information

         Interactive Technologies, Inc. common shares are traded on the National Association of Securities Dealers Automated Quotation Systems (NASDAQ) SmallCap Market under the symbol "ITNL". The Company's shares were traded on the NASDAQ exchange beginning April 30, 1996. High and low quotes for the last quarter of the Company's fiscal year when the shares began trading on NASDAQ were:

                                              High                         Low

Fiscal Year 1996 4th Quarter                   5                         4 7/8


         Prior to being traded on the NASDAQ exchange, the Company's common shares were traded in the "over-the-counter" or "Bulletin Board" market. The following quotes represent the quarterly high and low quotes available through the quarter ending 12/29/95. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions: Fiscal Year 1996
                                                High                     Low

         Quarter Ending 3/29/96                4 3/4                    3 7/8
         Quarter Ending 12/29/95               4                        2 1/2


         Prior to the quarter ending 12/29/95 of the Company's FY 96, and during the previous FY 95, to the best of the Company's knowledge, no trading occurred in the Company's common stock.

b.  Holders

         As of August 5, 1996, there were approximately 941 record holders of the Company's Common Stock.

c.  Dividends

         The Company has never paid any cash dividends on its Common Stock and has no present intent to pay any cash dividends in the foreseeable future. The declaration of cash dividends will depend on future earnings, if any, the financial needs of the Company, and other pertinent factors. Further, the declaration of dividends will be at the discretion of the Company's Board of Directors.

Item 6. Management's Plan of Operation.

a. Plan of Operation

         The Company had no significant revenues from operations over the previous two fiscal years. It began generating revenue from operations at the end of the development period for Rebate TV(TM) during the last quarter of FY 95, and at the same time began realizing revenues from SNT operations.

         The Company's primary show, "Rebate TV" began to air for one half hour twice daily, seven days a week April 15, 1996 at 6:30 and 9:00 p.m. on Paxson Broadcasting's WIRB/Channel 56 serving the central Florida market, and continues to air. The Company expects to receive revenues from these operations and from its SNT operations over the coming year.

         The Company acquired $1,040,800 in working capital during the past fiscal year, through loans and private stock sales. The Company believes that it can meet its cash requirements during the first quarter of the fiscal year but expects to require additional funds over the next 12 months for the expansion and addition of markets for its product and for operations. Although the Company currently has no written commitments for additional funds, it believes that it can raise additional cash required from private sources.



         The Company continually accumulates data in the operation of its Rebate TV(TM), and examines this data with regard to indicated changes in its programming. The Company expects to continue research and development of its products based upon the collection of this data.

Item 7.  Financial Statements









































Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         By unanimous consent of the Board of Directors of the Company on November 10, 1995, the Registrant engaged the accounting firm of Turner, Stone & Company of Dallas, Texas as independent accountants for the Registrant for the fiscal year beginning June 1, 1995, and voted to excuse the accounting firm of Lumsden & McCormick from further service to the Company after the completion of its work on the audit for the Registrant for the fiscal year ending May 31, 1995. During the previous two fiscal years ending May 31, 1995, there were no disagreements with Lumsden & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
ComplianceWith   Section
16(a) of the Exchange Act.

a. Directors and Executive Officers.

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 31, 1996. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers are:

         NAME                       AGE                       POSITION

Perry Douglas West                    49     Chairman, Chief Executive Officer

Robert  J. Poe                        42             Chief Operating Officer

         The Board of Directors currently consists of two Directors, each holding office for a term of one year.

         Perry Douglas West joined the Company in October 1995, and is Chairman and Chief Executive Officer of the Company. Mr. West co-



founded American Financial Network in July of l985. Headquartered in Dallas, Texas, American Financial Network operated a national computerized mortgage loan origination network. Mr. West served as Executive Vice President/Director and General Counsel of this public company from 1985 to 1991. Mr. West has practiced law in Florida since 1974, representing various business institutions in the financial, computer, natural resources and general business industries and international transactions. He was graduated with a Bachelor of Arts degree from The Florida State University in l968 and with a Juris Doctorate degree from The Florida State University, College of Law in l974.

         Robert J. Poe joined the Company as Director of Program Development and Director in November 1995 and is a veteran of the broadcast industry. Mr. Poe founded a marketing, media and management consulting firm in 1993, and has been involved in the genesis of numerous successful broadcasting and entertainment undertakings, including the WMMO Radio Station in Orlando, Florida, and the Orlando Magic Professional Basketball Team. He serves on the East Central Florida Regional Planning Council as a gubernatorial appointee and he is on the Board of Directors of the Florida Association of Broadcasters. Mr. Poe has served as president of the National Association of State Radio Networks and president of the Orlando Radio Broadcasters Association.
b. Significant Employees.

         George C. Clark, Ph.D, joined the Company in November 1995 as Director of Systems Development. He was previously a Senior Scientist in the Advanced Technology Department in the Electronics Systems Sector of Harris Corporation, headquartered in Melbourne, Florida from 1964 through 1994. During his tenure at Harris, Dr. Clark conducted advanced research and development in antennas, electronic communications systems, statistical communication theory, error correction coding, computer-aided design of electronic circuits and systems, object oriented programming methodologies, and modeling of transportation systems. He also served as Director of the Advanced Technology Department at Harris, co-authored a graduate level text book on error correction coding, spent two years as a Visiting Scientist at the MIT Laboratory for Computer Science, and taught many undergraduate courses in Electronic Engineering, Artificial Intelligence and in Signal and Systems Theory. Dr. Clark holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology in 1959, a Masters Degree in Physics from the University of Miami in 1961 and a Ph.D. degree in Electrical Engineering from Purdue University in 1965.



         Dr. Clark managed the development of the computer software and hardware systems that form the infrastructure to the operations of Rebate TV(TM), and his absence from the Company would have an initial adverse effect on operations.

         Michael Hamilton joined the Company in April 1996 as Executive Vice President, Production, in charge of all creative operations and new program development for the Company. Mr. Hamilton is an entertainment industry veteran, whose recent credits include developing a Movie of the Week for the ABC network, a feature in conjunction with Jason Alexander's Daeson Productions, and transactional programming for QVC. He also designed and directed such television series as Wings, Murder She Wrote, The Twilight Zone and Magnum P.I., with experience extending to commercial clients such as Donna Karan, Cadillac(TM) and Coca-Cola(TM). His absence from the Company would have an initial adverse effect on programming operations.

c. Family Relationships.

         None.

Item 10. Executive Compensation.

         Perry Douglas West, Chairman and Chief Executive Officer of the Company has no employment agreement in force as of May 31, 1996, and receives no current compensation. Mr. West has agreed to defer compensation and compensation issues until a future date.

         Robert J. Poe, Chief Operating Officer has an employment agreement with the Company effective November
1, 1995,  with an initial term of ten years.  Mr. Poe's agreement calls for him to receive a base salary of $12,500
per month for the first twelve calendar months of his contract. In addition he is to receive 5% of the gross profits from the operation of the Company's Rebate TV(TM) television programming, as well as other programming brought into the Company by Mr. Poe.

Item 11. Security Ownership of Certain Beneficial  Owners and Management.





a. Security Ownership of Certain Beneficial Owners.

         The Company knows of no persons or groups being the beneficial owner of more than 5% of the Company's Common Shares.

b. Security Ownership of Management.

         The following table sets forth information with respect to the share ownership of Common Stock, par value $0.01, of the Company by its officers and directors, both individually and as a group, who are the beneficial owner of more than 5% of the Company's Common Shares.

- - ----
         (1)                       (2)              (3)             (4)
Title of Class                Name          Amount and           Percent of
                           Address of        Nature of             Class3
                           Beneficial       Beneficial
                             Owner1          Ownership2
- - ------------------------------------------------------------------------------

Common            Perry Douglas West          5,700,000           48.54
                           1270 Orange Avenue
                           Suite A
                           Winter Park, FL 32789

                           All Directors and Officers  5,728,600   48.78
                           as a group
NOTES

         1 Each person has sole voting and investment power with respect to the shares indicated as owned beneficially by each person.
         2 Except as other wise noted, all shares listed are owned both of record and beneficially. 3 Based upon 11,742,044 shares of Common Stock outstanding as of May 31, 1996.

c. Changes in Control.

         Pursuant to an Asset Purchase Agreement ("Asset Purchase Agreement") signed on October 20, 1995, among Interactive Technologies Corporation, Inc., a Wyoming corporation ("Registrant"), Syneractive, Inc., a Florida corporation, and Perry Douglas West, the Registrant purchased certain assets in exchange for 5,214,464 shares of the Registrant's common stock and agreed to purchase additional assets for an additional 485,536 shares of the Registrant's common stock.



         Control of the registrant after this transaction was in the hands of Perry Douglas West who previously owned approximately 47.82% of the outstanding common stock and owned 50.04% of the outstanding common stock after the completion of the acquisition of additional assets pursuant to the Asset Purchase Agreement.

         Prior to the transaction, no single shareholder held more than 10% of the common stock. The directors and officers of the Registrant as a whole owned l8.69% of the outstanding common stock of the Registrant prior to the transaction.

         Resolutions were delivered at closing electing Perry Douglas West as Chairman of the Board of Directors and Chief Executive Officer of the Registrant. At that time Morton J. Glickman resigned as Chairman and Director of the Board of Directors.

Item 12. Certain Relationships and Related Transactions.

         On October l8, l995 the Registrant entered into a Purchase Agreement ("Purchase Agreement") with Jayhead Investments, Ltd. for the sale of a certain joint venture interest with CST Entertainment Imaging, Inc. in which the Registrant had contributed its license to colorize black and white film and videotape and other related features in certain European countries, the terms of which are set forth in that certain license agreement, as amended, granted by CST Entertainment Imaging, Inc. to Exergon, S.A., and subsequently assigned to the Registrant and all proceeds due therefrom. This asset has been written off of the Registrant's books and carries no value in the Registrant's financial statements.

         This Purchase Agreement provided for the exchange of this asset for the satisfaction of $701,865 in debt owed by the Registrant to Jayhead Investment, Ltd., a company which is controlled by a former Director and Officer of the Company. This interest has been assigned subject to necessary third party approval and the indebtedness forgiven.

         On October 20, 1995, the Registrant executed the purchase of certain asset pursuant to a Asset Purchase Agreement ("Asset Purchase Agreement") signed on October 20, 1995 among Interactive Technologies Corporation, Inc., a Wyoming corporation ("Registrant"), Syneractive, Inc., a Florida corporation and Perry Douglas West, the Registrant purchased certain assets in exchange for 5,214,464 shares of the Registrant's common stock and has agreed to purchase additional assets for an additional 485,536 shares of the Registrant's common stock.

         The assets purchased consist primarily of all right title and interest in and to a video program concept and design created for interactive television known as "Rebate TV(TM)", certain engineering reports and data, contract receivables and cash in the approximate amount of $50,000 plus equipment deposits in the amount of $43,875.

         The additional assets which the Registrant agreed to purchase upon the approval of the transfer by the Federal Communications Commission include Federal Communications Commission Radio Station Licenses for Interactive Video and Data Services radio service in service areas 137 and 90. These licenses are subject to amounts due over the period of the licenses (five years) to the Federal Communications Commission of $540,000 for service area 137 and $232,000 for service area 90. In addition, the license for service area 90 is subject to a contract agreement which gives a third party the right to purchase, subject to the retention of an interest in the nature of a 10% royalty, up to 90% of this license for $500,000. These assets also include the rights to a contract for the purchase of certain radio station equipment for the license area 90. These are assets and do not include any current operations. The Registrant has placed the net value of the total of these assets at $5,700,000.

         Perry Douglas West is now Chief Executive Officer, and Director of the Company.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         The information provided in Item 1(a) above, Business Development, regarding the acquisition of television studios, post production facilities, satellite links and remote production equipment located in Princeton, N.J., was filed on Form 8K dated May 21, 1996, which is herein incorporated by reference.

         The information  provided in Item 11 (c) above, Change in Control,  and
Item 12, Certain Relationships and Related Transactions, was filed on Form 8K dated November 3, 1995, and amended on Form 8K/A dated December 12, 1995, which is herein incorporated by reference.

         The information provided in Item 8 above, Changes In and Disagreements With Accountants on Accounting and Financial Disclosure, was filed on Form 8K dated November 13, 1995, and amended on Form 8K/A dated November 28, 1995, which is herein incorporated by reference.


                                  EXHIBIT INDEX
Exhibit                                                               Page

3.0      Charter and By-Laws                                            *

10.0     Material Contracts

10.1     ITC lease with The Network Group, Inc. for Melbourne, Florida office and engineering space, dated October 25, 1996 (P)

10.2     ITC lease with Williams-Builder Partnership for Winter Park,
                  Florida office space, dated March 21, 1996 (P)

10.3     ITC Equipment Lease Agreement with Studiolink Corporation, dated March 27, 1996 (P)

10.4     ITC Employment Agreement with Chief Operating Officer/Director
                  Bob Poe, dated November 1, 1995 (P)

10.5 Satellite Network Television lease with LLB Realty, L.L.C./Keller, Dodds & Wentworth for Princeton, New Jersey television studio and production facility, dated March 1996
                  (P)

21.0     Subsidiaries of the Registrant

21.1     Satellite Network Television Corporate Charter/By-Laws,
                  filed April 9, 1996 (P)


* This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed January 14, 1992 and is herein incorporated by reference.
















                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Interactive Technologies Corporation, Inc.


                              by:  _________________________________________
                                   Perry Douglas West, Chief Executive Officer


                              by:  _________________________________________
                                    Joseph N. Dambro, Director of Finance


Dated:  August ____, 1996