Form 10KSB/A
period 1996-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1996-08-30
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                   (to the Annual Report For Fiscal Year Ended
                    May 31, 1996, Submitted August 29, 1996)

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

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the
best of Registrant's   knowledge,   in  definitive   proxy  or  information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_
     The Registrant's  operating  revenues for its most recent fiscal year were:
$56,532.
     The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reportedby NASDAQ on May 31,1996, was approximately $30,095,220. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.
     As of May 31, 1996, 11,742,044 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page no. _____

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

Network Operations. ITC is in development and production of its own television channel and is scheduled to distribute its Rebate TV(TM) video programming in this format to customers. The Company's distribution plan currently provides for distribution of this programming started in the central Florida markets to expand from there. Overall, during the next 18-36 months, the Company's plan calls for the Rebate TV(TM) to expand into 25 of the top national markets within
 --------------------------
1. The Veronicas,Shudder & Assoc. Communications Industry Forecast, July 1994 three years from the date of first broadcast. The Company expects to hire as many as 50 additional employees over the next 24 months to support the operation of this programming and to continue to develop and refine the programming as the Company adds markets for these services. The Company currently maintains a sales office in Atlanta, GA, and has announced a on-air date for that market of January 6, 1997. In addition, plans include the exploitation of the Company's wholly-owned subsidiary, SNT's, satellite uplink capabilities to expand it's programming to a potentially worldwide market.

     Satellite Network Television (SNT). The company formed Satellite Network Television, Inc. (SNT) a Nevada corporation, to operate its facilities in Princeton, New Jersey. These facilities consist of three basic segments:

         Studio Operations:Complete studio and control room facilities including studio cameras, XY lighting, preset lighting board and recording facilities.

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

Item 7.  Financial Statements:

                            TURNER, STONE, & COMPANY
                           Certified Public Accounting
                   A Registered Limited Liability Partnership
                       12700 Park Central Dr., Suite 1610
                               Dallas, Texas 75251
                            Telephone (214) 239-1660
                            Facsimile (214) 239-1665

                          Independent Auditor's Report

Board of Directors
Interactive Technologies Corporation, Inc.
Melbourne, Florida

We have audited the accompanying consolidated balance sheet of Interactive Technologies Corporation, Inc. and subsidiary as of May 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Interactive Technologies Corporation, Inc. as of May 31, 1995 and the year then ended were audited by other auditors whose report dated August 11, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Technologies Corporation, Inc. and subsidiary at May 31, 1996 and the results of its operations and its cash flows for the aforementioned period in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has no prior operating history in its new industry and the success of its new business operations are dependent upon adequate financing to fund its operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are describes in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TURNER, STONE & COMPANY, LLP
Certified Public Accountants

               Interactive Technologies Corporation, Incorporated
                                And Subsidiary
                         Consolidated Balance Sheets
                            May 31, 1996 and 1995


                                                 Assets


                                                         1996              1995
                                                    ---------        -----------
Current Assets:

      Cash                                        $    63,114       $    11,745
      Accounts receivable, trade                       31,792                 -
      Prepaid expenses and other assets                49,153                 -
                                                   ----------        -----------

           Total current assets                       144,059            11,745
                                                   ----------        -----------

Property and equipment, at cost, net of
  $35,255 of accumulated depreciation               1,256,344                 -
                                                   ----------        -----------

Other Assets:

      Organizational costs, net of $ 1,534 of
           accumulated amortization                $    2,466                 -
      License rights, net of $ 246,084 of
           accumulated amortization                   718,916                 -
      Proprietary software and trademark,
           net of $97,519 of accumulated amort      5,363,524                 -
                                                   ----------        -----------

                                                    6,084,906        $        -
                                                   ----------        -----------

                        Total Assets              $ 7,485,309       $    11,745
                                                   ==========        ===========


Accompanying notes are an integral part of the financial statements.

              Interactive Technologies Corporation, Incorporated
                               And Subsidiary
                         Consolidated Balance Sheets
                            May 31, 1996 and 1995

                      Liabilities and Stockholders' Equity


                                                     1996                   1995
                                              -----------             ----------
Current Liabilities:

      Accounts payable, trade                 $   362,802            $        -
      Accrued expenses                            119,670                20,000
      Contract of sale deposit                    401,901                     -
      Loan Payable, related party                       -               656,831
      Current portion of long-term
        liabilities                               348,295                     -

                                               ----------             ----------
           Total current liabilities            1,232,668               676,831

Long-term liabilities:

      License rights payable                      731,573                     -
      Capital lease obligation                    873,070                     -
      Convertible debentures payable              500,000                     -
                                               ----------             ----------

                                                2,104,643           $         0

Commitments and contingencies:                          -                     -

Stockholders' equity:

      Common Stock $.01 par value; 12,500,000
         shares authorized,  11,742,044 and
         5,689,544, respectively, shares issued
         and outstanding                          117,420                56,895
      Paid-in capital in excess of par          8,392,240             3,192,082
      Accumulated deficit                      (4,361,662)           (3,914,063)
                                               -----------           -----------

                                                4,147,998             (665,086)
                                               -----------           -----------

                                              $ 7,485,309           $    11,745
                                              ============           ===========

  Accompanying notes are an integral part of the financial statements.

                Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                        Consolidated Statements of Operations
                          Years Ended May 31, 1996 and 1995


                                                        1996                1995
                                                ------------        ------------


Revenue                                           $   56,532        $          -

                                               -------------        ------------

Operating expenses:

       Depreciation                                   34,741                   -
       Amortization                                  210,569                   -
       General and administrative                    916,652              20,810
       Management fee-shareholder                     16,666              50,000
       Interest expense:
         Stockholder                                  27,368              65,491
         Other                                             -                   -
                                                ------------        ------------

                                                   1,205,996             136,301
                                                ------------        ------------
                                                ------------        ------------


Loss from operations                              (1,149,464)          (136,301)

Gain on disposition of joint
       venture interest                              701,865                   -
                                                 -----------        ------------

Loss before income taxes                            (447,599)          (136,301)

Provision for income taxes                                 -                   -
                                                 -----------        ------------

Net Loss                                          $ (447,599)         $(136,301)
                                                 ===========        ============



Net loss per share

       Primary                                    $     0.05           $    0.02
       Diluted                                    $     0.05           $    0.02



  Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                                  And Subsidiary
                 Consolidated Statement of Stockholders' Equity
                        Years Ended May 31, 1996 and 1995


                             Common Stock     Add'l Paid   Accumulated
                          Shares     Amount   In Capital    Deficit        Total
                          -------   -------   ----------    ----------   -------

Balance at May 31, 1994  5,689,544 $ 56,895   $3,192,082 $(3,777,762) $(528,785)

Net Loss                        -         -            -    (136,301)  (136,301)
                         --------- --------   ----------  -----------  ---------

Balance at May 31, 1995  5,689,544   56,895   $3,192,082  (3,914,063)  (665,086)

Issuance of common stock
  in exchange for cash     102,500    1,025      408,975                410,000

Issuance of common stock
  in reverse acquisition
  transaction            5,700,000   57,000    4,793,683              4,850,683

Issuance of common stock
  as security for capital
  lease obligation         250,000    2,500       (2,500)


Net loss                         -        -            -    (447,599)  (447,599)
                         ---------    ------   ----------   --------- ----------

                        11,742,044  $117,420  $8,392,240 $(4,361,662) $4,147,998
                        ==========  ========   ========= ============ ==========


Accompaning  notes  are an  integral  part  of the  financial statements.

          Interactive Technologies Corporation, Incorporated
                            And Subsidiary
                  Consolidated Statement of Cash Flows
                   Years Ended May 31, 1996 and 1995


                                                         1996               1995
                                                   ----------         ----------

Cash flows from operating activities:

        Cash received from customers                $  26,390         $       -
        Cash paid to employees                       (171,974)                -
        Cash paid to suppliers                       (278,114)          (70,810)
        Interest paid:
          Stockholder                                                   (65,491)
          Others                                      (48,847)                -
        Taxes paid                                           -                -
                                                    ----------        ----------

        Net cash used in operating
             activities                              (472,545)         (136,301)

Cash flows from investing activities:

        Purchase of property and equipment           (187,193)                -
        Capitalized software development             (461,043)                -
                                                     ---------        ----------

        Net cash used in investing
             activities                              (648,236)                -
                                                     ---------        ----------

Cash flows from financing activities:

        Issuance of convertible debentures            630,800                 -
        Issuance of common stock in reverse
             acquisition                               20,861                 -
        Proceeds from note payable
             stockholder corporation                    1,000           140,481
        Contract of sale deposits received            159,351                 -
        Repayment of capital lease
             obligation                               (49,862)                -
        Common stock issued for cash                  410,000                 -
                                                     ---------        ----------

        Net cash provided by financing
             activities                             1,172,150           140,481
                                                     ---------        ----------

Net increase in cash                                   51,369             4,180

Cash at beginning of period                            11,745             7,565
                                                     ---------        ----------

Cash at end of period                              $   63,114         $  11,745
                                                    ==========        ==========

Accompaning  notes  are  an  integral  part  of  the  financial statements.

                   Interactive Technologies Corporation, Inc.
                                 And Subsidiary
                       Consolidated Statement of Cash Flows
                         Years Ended May 31, 1996 and 1995


                      Reconciliation of Net Income to Net Cash
                             Used in Operating Activities



                                                        1996               1995
                                                 -----------         -----------

Net loss                                          $ (447,599)         $(136,301)
                                                 ------------        -----------

Adjustments to reconcile net loss
to net cash used in operating activities:

     Amortization                                    210,569
     Depreciation                                     34,741
     Increase in accounts receivable                 (30,142)
     Decrease in prepaid expenses                        847
     Increase accounts payable                       362,802
     Increase in accrued expenses                     54,068
     Increase in accrued management
          fees payable, stockholder                   16,666
     Increase in accrued interest
          payable, stockholder                        27,368
     Gain on disposition of joint
          venture interest                          (701,865)
                                               --------------       ------------

     Total adjustments                               (24,946)                 -
                                               --------------       ------------

     Net cash used in operating
          activities                              $ (472,545)         $(136,301)
                                               ==============       ============


            Supplemental Schedule of Non-Cash Investing and
                         Financing Activities


Issuance of common stock for assets,
     net of various liabilities
     in reverse acquisition transaction           $4,829,822                  -

Disposition of joint venture interest
     in exchange for note payable and
     accrued interest and management fees
     payable                                      $  701,865                  -

Capitalized program development costs
     incurred for accounts payable, trade         $1,100,000                   -


  Accompaning  notes  are an  integral  part  of the  financial statements.

                      INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. On October 20, 1995, the Company entered into a reverse acquisition transaction, described below, with Syneractive, Inc.
(SI). SI was incorporated in the state of Florida on August 31, 1995. Prior to October 20, 1995, the Company was engaged primarily in the business of exploiting its rights under a license granted by CST Entertainment Imaging, Inc. The license gave the Company the exclusive right to colorize black-and-white film and videotape, including black-and-white theatrical films and television programs, which were originally produced for distribution primarily within European countries. However, the Company abandoned the business of exploiting the license (see Note 3) on October 18, 1995 as a result of being unable to realize any revenue from the license. SI, which was acquired in a reverse acquisition, obtained license rights from the Federal Communications Commission to operate interactive and data service systems in the Charleston - North Charleston, SC and Melbourne - Titusville, Florida metropolitan areas.

Syneractive, Inc. also acquired proprietary software and a trademark known as Rebate TV, which is a marketing and sales medium for a wide variety of products and services. Advertisers on Rebate TV will offer substantial rebates to the network's viewers through a unique interactive rebate program. Touch-tone phones will initially interact the network to secured earned rebates, and later the network will be accessed via wireless digital communications networks currently under development. The Rebate TV operations commenced April 15, 1996 and serve customers in the eastern United States. Management expects exploitation of the FCC licenses to commence in 1997. They intend to hire the necessary management personnel, raise addition capital and generate profitable operations needed to continue its existence.

Syneractive, Inc. was dissolved on October 30, 1995.

Reverse acquisition

On October 1, 1995, the Company issued 5,700,000 shares of common stock to its current sole director and officer in exchange for the net assets of SI. After the issuance of such stock, the current director and officer effectively controlled the Company, holding approximately 50.1% of the outstanding common stock.

Prior to the reverse acquisition, the current sole director and officer of the Company owned all of the outstanding common stock of SI. Accordingly, the reverse acquisition has been accounted for at the historical cost of the assets acquired.

Consolidated principles

On April 9, 1996 the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock share to ITC. SNT operates television studios, a post production facility and satellite links. It produces commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers.

The accompanying consolidated financial statements include the general accounts of the Company and SNT. All material intercompany accounts and balances have been eliminated in the consolidation.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently be provided by straight line and accelerated method for financial and tax reporting purposes, respectively, over estimated useful lives of five years.

Amortization

Organizational costs, which were acquired from Syneractive, Inc. are being amortized using the straight line method of five years. For the year ended May 31, 1996, amortization expense totaled $466.

License rights are being amortized over the initial five year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the company will renew these licenses. For the year ended May 31, 1996, amortization expense totaled $112,584.

Software and trademark costs will be amortized at an annual amount equal to the greater of the amount computed using (a) the ration that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. For the year ended May 31, 1996, amortization expense totaled $97,519.

Advertising

The Company's advertising costs, which consist of radio airtime for the Rebate TV operations, are charged to expense when incurred. For the years ended May 31, 1996 and 1995, advertising costs totaled $197,229 and $0, respectively.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash flow

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Earnings per share

Primary and fully diluted earnings per share amounts are based upon 9,558,539 and 5,689,544, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

2.    COMMITMENTS AND CONTINGENCIES

Operating leases

Through October 31, 1995, the Company used office space provided free of charge by its stockholder, the value of which was not material. The Company presently leases its facilities in Florida and New Jersey under non-cancelable operating lease agreements expiring through April 2001. For the years ended May 31, 1996 and 1995, rent expense under these leases totaled $24,603 and $0, respectively.

Minimum future rental payments required under the above operating leases are as follows:

                           Year Ending                        Amount
                           May 31

                           1997                                $138,113
                           1998                                 144,399
                           1999                                 131,385
                           2000                                 131,385
                           2001                                 120,436


                                                               $665,718


Capital lease obligations

On March 27, 1996, the Company acquired various studio equipment under a capital lease obligation payable monthly through March 2001 with imputed interest at 11.0%, secured by the equipment and 250,000 common stock shares of the Company. As part of the transaction, the stockholder of the lessor/corporation purchased 50,000 common stock shares of the Company for $200,000 cash and received warrants to purchase 50,000 common stock shares at $2.00 per share. At May 31, 1996, the cost of equipment acquired under this lease and related accumulated depreciation totaled $1,100,000 and $26,190, respectively.

Minimum future payments required under the above capital lease obligation is as follows:

         Year Ending                Total            Principal         Imputed
         May 31                                                        Interest
         1997                        $287,646        $177,068          $110,578
         1998                         287,646         198,328            89,318
         1999                         287,646         222,140            65,506
         2000                         287,646         248,810            38,836
         2001                         239,705         203,792            35,913

                                    $1,390,289       $1,050,138        $340,151

License fees payable

The Company, through SI, has acquired licenses from the Federal Communications Commission to operate interactive video and data service systems in various metropolitan statistical areas (Note 1). The license rights are payableinterest only, at 7.7 percent for two years with principal and interest payable monthly over the remaining three years of the licenses. Interest has been accrued from the dates the licenses were formally issued.

Future principal payments under the above license right obligations are as follows:

                  Year Ending
                  May 31                                       Amount

                  1997                                        $40,427
                  1998                                        246,983
                  1999                                        260,446
                  2000                                        224,144
                  2001                                              -

                                                              $772,000

Employment agreement

The Company has entered into an employment agreement, with a director and principal member of management, which provides for annual compensation equal to 5% of the gross profit from the Rebate TV operations, with a minimum salary for the first year of $125,000. In addition, the Company provides a monthly automobile allowance. The agreement expires in October 2005, and provides for full payment if the employee should be terminated without cause, become disabled, or die before such date.

The  Company's   current   compensation   benefits  do  not  provide  any  other
post-retirement or post-employment benefits.

3.    CONVERTIBLE DEBENTURES

During the year ended May 31, 1996, the Company issued $630,800 of 8% convertible debentures maturing through April 2001. The bonds are convertible into shares of the company's common stock at conversion prices of $1.00 to $3.75. In the event that the Company becomes a private company, the lenders have the right to immediately require redemption at a rate of 10% of par in the first year the Company becomes private plus an additional 1% for each year to redemption.

Sinking fund requirements required under the terms of the convertible debenture are as follows:

                  Year Ending
                  May 31                                        Amount

                  1997                                        $130,800
                  1998                                          15,000
                  1999                                          50,000
                  2000                                          60,000
                  2001                                         375,000

                                                              $630,800

4.    RELATED PARTY TRANSACTIONS

Stockholder

The Company had a 50% interest in a joint venture with another corporation to exploit its license (Note 1) and accounted for this investment using the equity method. At May 31, 1995, the joint venture had no assets and the carrying value of its investment was $0. Also, at May 31, 1995 the Company had available a $700,000 financing arrangement through a stockholder corporation with an interest rate of 12.5%. The amount outstanding at May 31, 1995 totaled $656,831. The stockholder corporation also charged a monthly management fee of $4,167 through September 30, 1995. In October 1995 the Company sold its joint venture interest in exchange for its release from the amount owed under the financing arrangement plus accrued interest and management fees through September of 1995, resulting in a gain of $701,865, the excess of these amounts over the carrying value of its investment in the joint venture.

During the years ended May 31, 1996 and 1995 interest expense totaling $27,368 and $65,491, respectively, and management fees totaling $16,666 and $50,000 accrued to the stockholder corporation.


5.    INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 1996, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $4,300,000. These carryforwards expire through the year 2010, and are further subject to the provisions of Internal Revenue Code Section 382.

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, net of a deferred tax liability related to amortization timing differences, in the amount of $1,469,703 which has been fully offset by a valuation allowance in the same amount, as follows:

                                            1996                      1995

         Beginning balance          $  1,330,781                $1,284,513
         Increase during period          138,922                    46,268

         Ending balance               $1,469,703                $1,330,781


6.    FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts receivable trade and its convertible payable.

Cash

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believes it is subject to any credit risks involving its cash.

Accounts receivable, trade

The Company accounts receivable are unsecured and represent sales not collected at the end of the year. Management believes these accounts receivable are fairly stated at estimated not realizable amounts.

Convertible debentures payable

Management believes the carrying value of their debentures payable represents the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

7.    STOCK OPTIONS AND WARRANTS

During the years ended May 31, 1996, and 1995, the Company issued various stock options and warrants to employees and others. The options and warrants expire between January 1999 and May 2001 and are exercisable a prices from $2.00 to $4.50 per warrant

The following is a schedule of the activity relating to the Company's stock options and warrants:
                                                      1996           1995

         Options and warrants outstanding
              at beginning of year                   25,000        25,000

         Options and warrants issued during
              year
              Officers and directors                      -             -
              Employees                              65,704             -
              Others                                103,750             -

         Options and warrants exercised
              during year:
              Officers and directors                      -             -
              Employees                                   -             -
              Others                                      -             -

         Options and warrants expired
              during year                           (25,000)
         Options and warrants outstanding
              at end of year                        169,454        25,000

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

         Perry Douglas West joined the Company in October 1995, and is Chairman and Chief Executive Officer of the Company. Mr. West co-founded American
Financial Network in July of l985. Headquartered in Dallas, Texas, American Financial Network operated a national computerized mortgage loan origination network. Mr. West served as Executive Vice President/Director and General Counsel of this public company from 1985 to 1991. Mr. West has practiced law in Florida since 1974, representing various business institutions in the financial, computer, natural resources and general business industries and international transactions. He was graduated with a Bachelor of Arts degree from The Florida State University in l968 and with a Juris Doctorate degree from The Florida State University, College of Law in l974.

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


    (1)               (2)                 (3)                 (4)
Title of Class     Name                   Amount and         Percent of
                   Address of             Nature of          Class 3
                   Beneficial             Beneficial
                   Owner1                 Ownership2
- ------------------------------------------------------------------------------
Common            Perry Douglas West     5,700,000                48.54
                  1270 Orange Avenue
                  Suite A
                  Winter Park, FL 32789

                  All Directors and      5,728,600                48.78
                  Officers as a group

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


10.0     Material Contracts:

10.1     ITC lease with The Network Group, Inc. for Melbourne, Florida office and engineering space, dated October 25, 1996 (P)

10.2     ITC lease with Williams-Builder Partnership for Winter Park,
                  Florida office space, dated March 21, 1996 (P)

10.3     ITC Equipment Lease Agreement with Studiolink Corporation, dated March 27, 1996 (P)

10.4     ITC Employment Agreement with Chief Operating Officer/Director
                  Bob Poe, dated November 1, 1995 (P)

10.5     Satellite   Network   Television   lease   with  LLB   Realty,
         L.L.C./Keller, Dodds & Wentworth for Princeton, New Jersey television studio and production facility, dated March 1996(P)

21.0     Subsidiaries of the Registrant(P)

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