Form 10KSB/A
period 1996-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1996-09-06
CIK 883041

THIS COPY IS A COPY OF THE EXHIBITS FILED ON AUGUST 29, 1996 PURSUANT TO A
                     RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2
                   (to the Annual Report For Fiscal Year Ended
                    May 31, 1996, Submitted August 29, 1996)

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

The index of exhibits is contained on page no. 1

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

(P) The Company experienced an unanticipated technical difficulty preventing the submission of the exhibits only in the electronic format. The exhibits were therefore submitted within one day of the electronic filing of this Form 10-KSB in paper format under cover of Form SE in accordance with Rule 201 Temporary Hardship Exemption of Regulation S-T.

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


Dated:  August ____, 1996

  10.1      LEASE

  LEASE dated October 25, 1995 between THE NETWORK GROUP INC., a Florida corporation with a principal place of business in Melbourne, Florida ("Landlord") and INTERACTIVE TECHNOLOGIES CORPORATION, INC., a Florida company with a principal place of business in Cocoa, Florida ("Tenant").

  PRELIMINARY STATEMENT

  Landlord is the lease holder of the building located at 104 S.Harbor City Boulevard. Melbourne, Florida (the "Building").

  Tenant desires to sub-lease the first floor suite (Suite A) of the Building (Suite A consists of approx. 1,250 square feet and shall be used as offices for Tenant's communications business - the "Allowed Use").

  Any premise of this lease is subordinate to any premise of the lease currently held by Landlord, with its Landlord representing the owners of the property.

  AGREEMENT

  IT IS THEREFORE AGREED AS FOLLOWS:

  l. LEASE OF THE PREMISES. landlord hereby leases to Tenant and Tenant hereby hires from Landlord for the Term specified in Section 2 and the Rental specified in Section 3, the Premises together with the nonexclusive right to use, in common with Landlord, other tenants in the Building and others entitled to such use, the common areas and facilities of the Building including entrances, hallways, kitchen areas, rest room, stairways, walkways, driveways and parking areas, subject to any restrictions which may be imposed by Landlord.

  2.TERM.

     2.1 Definitions. As used herein, the following terms shall have the meanings indicated:

         2.1. 1 Commeacement Date shall mean November 1, 1995.

         2.1.2 Rent Commencement Date shall mean November 1, 1995

  2.1.3 Lease Year shall mean. (a) the period of 12 consecutive months commencing on November 1, 1995 and terminating October 31. l996.

  2.2 Term. The term (the "Term") of this Lease shall commense on the Commencement Date and shall continue through November 1, l996. This lease will automatically renew for an additional 12 months unless either Landlord or Tenant is notified in writing by the other party at least 60 days prior to termination date

  3. RENTAL. During the Term, commencing on the Rent Commencement Date, Tenant shall pay Landlord a fixed rental ("the Rental") of $15,000, which shall be payable in advance in monthly installments of $1,250, plus applicable sales tax (currently 6%), on the first day of each calendar month. Rent shall be subject to adjustment as set forth in Section 4.

  4. ADJUSTMENT OF RENTAL.  Not applicable.

  5. UTILITIES AND RESOURCES.

       5.1 Electricity. Water, Garbage .
  Electricity for the premises will be billed in the Tenants name and will be the sole responsibility of the tenant Tenant shall promptly pay all charges for electricity for the Premises. Landlord shall provide water and dumpster service for the Premises.

       5.2 Telephone Service. This service shall be covered in a future addendum to this document.

       5.3 Receptionist Incoming calls shall be answered by a receptionist who will be employed by the Landlord. The receptionist will perform the duties of answering incoming calls, forwarding calls, taking messages for both parties when they are unavailable, and inputting messages into the E-Mail system. Tenant shall pay 20% of the receptionist's salary. this is approximately equal to the percentage the total space occupied by the Tenant at 104 S. Harbor City
Boulevard. The Landlord reserves the right to perform a fair and equitable adjustment of the rate if Tenant usage persists at an above normal rate.

       5.4 Parking. Tenant shall utilize the two parking spaces located directly in front of the Premises for their own business purposes. Additional employees or customers will be required to park in the lot on the north side of 104 S. Harbor City Boulevard.

       6. JANITOR SERVICES. Tenant shall make arrangements for and shall pay all costs of janitorial services for the Premises.

       7. INSURANCE: MUTUAL WAIVER OF SUBROGATION:
  RISK  OF LOSS.

         7.1 Tenant Insurance, During the Term, Tenant shall maintain with respect to the Premises public liability insurance with a minimum combined single limit of $1,000,000 per occurrence for bodily injury, death or property damage, with Landlord listed as an additional insured. In addition, Tenant shall maintain fire and extended coverage insurance on its equipment furniture, fixtures and other property kept on the premises. Tenant shall provide Landlord with certificates or other evidence of such insurance acceptable to Landlord.

         7.2 Waiver of Subrogation. Neither party shall be liable to the other (or the other party's successors and assigns) for loss or damage caused by fire or other casualty. Each insurance policy carried by Landlord on the building and each insurance policy carried by Tenant relative to the Preemies shall contain
(a) an acknowledgement that the foregoing waiver is permitted under the policy or (b) a provision by which the insurance company shall waive all right of recovery by subrogation against the other party for loss or damage to the insured party.

         7.3 _Tenant's Risk of Loss. All property of any kind that may be on the Premises shall be at the sole risk of Tenant, and Landlord shall not be liable to Tenant or any other persons for any injury, loss or damage to any persons or property on the Premises from causes other than Landlords omissions fault, negligence or other misconduct. Landlord shall not be liable for any damage to persons or property by water which may be sustained by reason of breakage, leakage or obstruction of any pipes or other leakage in or about the Premises or the Building arising from causes other than Landlord's omission, fault, negligence or other misconduct.

       8. ACCESS TO THE PREMIISES. Landlord and its agents shall have the right to enter into and upon the Premises, or any part thereof, at all n reasonable hours, for the purpose of (i) examining the same, (i) making repairs to the Premises, pursuant to Section 11.3, after Tenant's failure to do so. In addition, during the last six months of the Term landlord and its agents shall be entitled to (a) enter the Premises at all times for the purpose of showing the Premises to a prospective lessee and (b) affix to the Premises a notice for leasing the Premises.

       9 TENANT ALTERATIONS. Tenant shall not be entitled to make any alteractions additions or improvements to the Premises without the prior consent of Landlord.

       10 MECHANICS' LIENS. If any mechanics' or material men's lien shall be filed against the Premises as a result of any work or act of Tenant. Tenant shall discharge the lien within 20 days after the filing of the lien. If Tenant shall fail to discharge the lien as required by this Section 10, Landlord shall be entitled to bond or pay the lien or claim for the account of the Tenant, without inquiring into the validity thereof and all costs incurred by Landlord to bond or pay to discharge the lien shall be paid by Tenant upon demand and shall be treated in the same manner as rent in arrears.

       11. COMPLIANCE WITH LAW: SIGNS: MAINTENANCE; ETC.

         11.1 Use of Premises: compliance with Law. Tenant shall (a) unless otherwise agreed by Landlord, use the Premises only for the Allowed Use, (b) maintain the Premises, at Tenant's own expense, an compliance with all statutes, ordinances, by-laws, rules and regulations of all governmental agencies having jurisdiction thereon, and (c) obtain at Tenant's own expense, every permit, license or certificate required for operation of the Premises any governmental agency having jurisdiction thereon.

         11.2 Signs. Tenant shall have the option of placing a sign on the door of the space occupied to identify the company. However, no other signage will be allowed. This includes signs affixed to the building as well as bee-standing signs in front of or on the side of the building.

         11.3 Maintenance, Repair and Condition. Tenant shall, at Tenant's own expense, (a) make all necessary repairs and replacements in and to the plumbing system located within the Premises or dedicated exclusively to the Premises, (b) make any and all replacements of plate, door, window and any other glass ((with glass of the same kind and quality), whether interior or exterior, which shall become broken by Tenant or Tenant's agents, employees or customers, (c) make all necessary replacements to the light bulbs located within the Premises, (d) not permit, suffer or commit any waste of, or nuisance on, the Promises, (e) not permit any act or thing to be done on the Premises which may void any insurance carried by Landlord, and (f), upon expiration of the Term or earlier termination of this Lease, vacate the Premises, remove all Tenant's goods and effects, and leave reasonable and ordinary wear and tear, damage by fire and other casualty excepted. It Tenant shall fail to make repairs and replacements as required by this Section 11.3 within 10 days after landlord shall give Tenant notice demanding that such repairs and replacements be made. landlord shall be entitled to make such repairs and replacements and all costs incurred by Landlord to make such repairs and replacements shall be paid by Tenant upon demand and shall be treated in the same manner as rent in arrears.

         l1.4 Landlord's Repairs. Except for those repairs and replacements to be made by Tenant pursuant to Section 11.3, landlord shall make all necessary repairs to the Premises and the building.

         11.5 Indemnification. Tenant shall indemnify and bold landlord harmless from and against all costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees) arising out of or based upon (a) the operation of the Premises by Tenant, (b) damage to property or injury to persons occuring on or about the Premises, including the entrances thereto, unless caused by Landlord's ommission, fault, negligence or other misconduct(, (c) Tenant's failure to repair and maintain the Premises as required by Section 11.3, or (d) a breach or default by Tenant under any provision of this Lease. If Landlord shall be made a party to any litigation commence by or against Tenant, Tenant shall protect and hold Landlord harmless from same and shall pay all costs, expenses and reasonable attorney's' fees incurred or paid by Landlord in connection with such litigation. The provisions of this Section shall survive the expiration or other termination of this lease.

  12. DESTRUCTION BY FIRE OR OTHER CASUALTY. In the Event that:

      (a) the Premise as shall be Damaged by fire or other casualty to the extent of 2S% or more of the cost of replacement there of;

      (b) the Premises shall be damaged as the result of a risk which is not insured under Landlord's ace;

      (c) the Premises shall be damaged in whole or in part during the last six months of the Term,; or

      (d) fifty percent or more of the floor area of the Building shall be damaged by fire or any other casualty or occurrence notwithstanding the fact that the Premises may not be so damaged:then, in any such event (referred to herein as Substantial Damage"), Landlord shall have the right to terminate this Lease by notice given to Tenant within 60 days after such event, and upon the date specified in such notice (which dateshall not be less than 30 days after the giving said notice), This Lease shall terminate. Tenant shall vacate and surrender the Premises to Landlord and all insurance proceeds payable on the Premises shall be applied first to refund to Tenant and the balance rental paid for any period subsequent to such damage, and the balance of such proceeds shall belong to Landlord. If Landlord shall not elect to terminate this lease, Landlord shall commence restoration of the Promises upon receipt of the insurance proceeds. The Rental shall be reduced for the period when the Premises are unrestored in the same proportion that the floor area of the unrestored portion of the Premises bears to the total floor area of the Premises prior to such damage. Landlord's obligation to repair or restore shall be limited to the insurance proceeds received by Landlord therefor. Upon Landlord's completing its restoration, Tenant shall within 45 days restore the remainder of the Premises to the condition they were in prior to the Substantial Damage. In the event that the Premises are damaged but not to the extent of Substantial Damage, the Premises shall be restored and insurance proceeds applied as provided herein without any rebate of Rental.

  13.EMINENT DOMAIN

       13. l Condemnation If the whole of the Premises or a portion thereof shall be taken by any public or quasi-public authority under any statute or by right of eminent domain or by private purchase us lieu thereof, this Lease shall terminate as of the date that Tenant is dispossessed from the Premises, or any portion thereof.

       l3.2 Disposition of Proceeds. All damages awarded for such taking under the power of eminent domain whether for the whole or a portion of the Premises shall belong to and be the property of Landlord without any participation by Tenant, whether such damages shall] be awarded as compensation for diminution in value] of the leasehold or to the fee of the Premises, and Tenant hereby expressly wiaves and relinquishes all claims to such award or compensation or any part thereof and of the right to participate in any such condemnation proceedings; provided however, that Tenant shall have the right to claim and recover directly from the condemning authority, but not from Landlord, such compensation as may be separately awarded or recoverable by Tenant, in Tenant's own right, on account of any cost or loss incurred by Tenant in removing Tenant's merchandise, furniture, fixtures leasehold improvements and equipment; provided, further, that no such claim made by Tenant under this Section 13 shall diminish or otherwise adversely affect Landlord's award.

  14. ATTORNMENT; SUBORDINATION; REMEDIES

        14.1 Attornment. In the event of (a) a sale transfer or assignment of Landlords interest in the Building, or (b) any proceedings being brought for the forclosure of, or for the exercise of any power of sale under, any mortgage made by Landlord governing the Building or any part thereof, Tenant shall attorn to and recognize such transferee, purchaser or mortgage as Landlord under this Lease.

        14.2 Subordination Upon notice from landlord, Tenant shall execute, acknowledge and deliver an agreement subordinating this Lease to any mortgage or other encumbrance that is now or may hereafter be placed upon the Building and to any and i1 advances made or to be made thereunder, and to the interest thereof and to all renewals, replacements and extensions thread, provided the mortgage or trustee named in said mortgage or trust deed shall agree to recognize the validity of this Lease in the event of foreclosure if Tenant shall not then be in default hereunder

        14.3 Remedies. Failure of Tenant to execute any of the instruments described in Section 14.1 and 14.2 within 15 days after notice shall constitute a breach of this Lease and T Landlord shall in such event have the right, at its options to cancel this Lease.

  l5 HOLDOVER If Tenant shall remain in possession of the Premises after the expiration of the Tenant such holding over shall be deemed to have created and construed to be a tenancy from month to month on the terms and conditions set forth in this Lease, except that, during any period of such holdover, Tenant shall be obligated to pay 200% of the Rental (prorated for the holdover period) together with all other charges specified herein unless other arrangements have been previously made between Tenant and landlord and agreed to in writing. Landlord may also, at its option, proceed with legal remedies to secure eviction of tenant and all ~ of such procedures shall be passed on to tenant

  l6. SECURITY DEPOSIT. Concurrently with Tenant's execution of this Lease, Tenant is depositing the Landlord the sum of $3,750. which shall be held by Landlord for the complete duration of this Lease as a security deposit ( the "Security Deposit") for the faithful performance by Tenant of all of the terms, covenants, and conditions of this Lease. If Tenant shall default under any provision of this Lease, including. without limitation, the payment of Rental or any other sums due hereunder, I landlord shall be entitled (but shall! not be required) to use, apply or retain all or any part of the Security Deposit for the payment of any amount which landlord may spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of the Security Deposit shall be so used or applied therefor, Tenant shall deposit with landlord an amount sufficient to restore the Security Deposit to its original amount Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep the Security Deposit separate from its general funds; and Tenant shall not be entitled to interest on the Security Deposit. If Tenant shall fully and faithfully perform every provision of this Lease, the Security Deposit or any balance thereof shall be returned to Tenant (or, at Landlord's option, to the last assignee of Tenant's interests hereunder) at the expiration of the Term and after Tenant shall have vacated the Premises, leaving the Premises in the condition required by Section 11.3. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer the Security Deposit to Landlord's successor in interest whereupon Landlord shall have no further liability for the return of such deposit or the accounting therefor.

  17. LANDLORD'S LEN. As security for Tenant's payment of Rental, all other payments required to be made by Tenant and any damage incurred by Landlord under this Lease, Tenant hereby grants to Landlord a lien upon all property of Tenant now or subsequently located upon the Premises. If Tenant shall abandon or vacate any substantial portion of the Premises or shall be in default of the payment of any Rental or other payments required to be made on damages under this Lease, landlord shall be entitled to enter upon the Premises by force, if necessary, ad take possession of all or any part of the personal property, and sell all or any part of the personal property at public or private sale, in one or more successful sales, without notice, to the highest bidder for cash, and, on behalf of Tenant, sell and convey all or part of the personal property to the bidder, delivering to the bidder all of Tenant's title and interest in the personal property sold to him. The proceeds of the sale of the personal property shall be applied by landlord first to the cost of the sale and then to payment of all sums lein due by Tenant to Landlord under this Lease.

  18.DEFAULT:REMEDIE

       18.1 Default. The occurrence of any of the following shall constitute a material default and breach of this Lease by Tenant (a "Default"-):

           18.1 .1 any failure by Tenant to pay the Rental or any other monetary sums required to be paid hereunder (if such failure shall continue for five days after notice by Landlord;

          18.1.2 the abandonment or vacation of the Premises by Tenant;

          18.1.3 a failure by Tenant to observe and perform any other provisions of this Lease to be observed or performed by Tenant, if such failure shall continue for 20 days after notice thereof by Landlord to Tenant; provided, however, that if such Default cannot reasonably be cured within said 20 day period, Tenant shall not be deemed to be ill default if Tenant shall within such period commence such cure and thereafter diligently prosecute the same to completion within 60 days after Landlord's default notice: or

          18.1.4 the making by Tenant of any general assignment or general arrangement for the benefit of creditors; the filing by or against Tenant of a petition to have Tenant adjudged a bankrupt or of a petition for reorganization of arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, the same shall be dismissed within 60 days); the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or Tenant's interest in this Lease, if possession shall not be restored to Tenant within 30 days after such appointment; or the attachment, executed or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's assets located at the Premises or of Tenant's interest in this Lease, if such seizure is not discharged within 30 days.
  18.2 Remedies. In the event of a Default, Landlord shall be entitled at any time thereafter, without limiting Landlord in the exercise of any right or remedy at law or in equity which landlord may have by reason of such default or breach, to elect one or more of the following remedies:.

       18.2.1 Right to Cure. If a Default shall consist of a failure to (a) maintain or surrender the Premises in good order, condition and repair pursuant to Section 11.3. (b) keep the Premises free of liens pursuant to Section 10, (c) maintain insurance pursuant to Section 7.1, or (d) take any other action required under this Lease, such action as Landlord shall deem appropriate to cure the default; and all costs incurred by Landlord in connection therewith shall be (i) paid by Tenant upon demand, together with a late charge of ten percent of such costs, and (ii) treated in the same manner as overdue Rental

        18.2.2 Maintain Lease in Effect. Landlord shall be entitled to maintain this Lease in full force and effect and recover the Rental and other monetary charges as they become due, without terminating Tenant's right to possession irrespective of whether Tenant shall have abandoned the Premises If Landlord shall elect not to terminate the Lease, Landlord shall have the right to attempt to re-let the Premises at such rent and upon such conditions and for such a term, and to do all acts necessary to maintain or preserve the Premises as Landlord shall deem reasonable and necessary without being deemed to have elected to terminate this Lease, including removal of all persons and property from the Premises; such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Tenant. If any such re-letting shall occur, this Lease shall terminate automatically upon the new tenant taking possession of the Premises. Notwithstanding the foregoing, at any time during the Term, Landlord shall be entitled to elect to terminate this Lease as the result d an earlier Default.

         18 2.3 Termination. Landlord shall be entitled to terminate Tenant's right to possession by any lawful means, in which case this Lease shall terminate and Tenant shall intermediately surrender possession of the Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant all damages incurred by Landlord by reason of Tenant's Default

  19. ESTOPPEL CERTIFICATE.

       19.1 Delivery of Estoppel Certificate. Tenant shall at any time upon not less than ten days' prior notice from Landlord executed acknowledge and deliver to Landlord a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease, as so modified is in full force and effect) and the date to which the Rental and other charges are paid in advance, if any, and (ii) acknowledging that there are not, to Tenant's knowledge, any uncured defaults on the part of Landlord hereunder, or specifying such defaults if any are claimed. Any such statement may be conclusively relied upon by any prospective purchaser or encumbrance of the Building

       19.2 Failure to Deliver Certificate Tenant's failure to deliver such statement within such time shall be deemed to be conclusive against Tenant that
(i) this Lease is in full force and effect, without modification except as may be represented by Landlord (ii) there are no uncured defaults in Landlord's performance, and (iii) not more than one month's rental has been paid in advance.

  20. INTEREST ON PAST DUE OBLIGATIONS. Except as expressly herein provided, any amount due to Landlord not paid when due shall bear interest at ten percent per annum from the due date. Payment of such interest shall not excuse or cure any default by Tenant under this Lease.

  21. CORPORATE AUTHORITY. if Tenant is a corporation: (a) each individual executing this Lease on behalf of said corporation represents and warrant that he is duly authorized to execute and deliver this Lease on be. half of said corporation in accordance with a duly adopted resolution of the Board of Directors of said corporation or in accordance with the By-Laws of said corporation, and that this Lease is binding upon said corporation in accordance with its terms, and (b) Tenant shall, within 30 days after execution of this Lease, deliver to Landlord a certified copy of a resolution of the Board of Directors of said corporation authorizing or ratifying the execution of this Lease.

  22. NON-WAIVER The failure on the part of Landlord to act upon a breach of any of the covenants or agreements in this Lease shall in no way constitute a waiver of the rights of Landlord to act upon such breach at any time in the future or t4 act upon any other or future breach of Tenant Any and all rights and remedies created for Landlord herein shall be cumulative and the use of one remedy shall not be taken to exclude the right to use any other.

  23. SEVERABILITY. If any provision of this Lease shall be deemed invalid or unenforceable, the balance of this Lease shall remain in effect, and if any provision shall be deemed inapplicable l4 any person or circumstances, it shall nevertheless be construed to apply to all other persons and circumstances.

  24. LANDLORD AND TENANT RELATIONSHIP. Landlord shall not be treated as a partner or associate of Tenant in the conduct of Tenant's business, nor shall landlord be liable for any debts incurred by Tenant in the conduct of Tenant's business or otherwise; the relationship is and at all times shall remain that of Landlord and Tenant.

  25.   INTEGRATION.This   Lease   contains   a   complete   statement   of  all
representations, warranties covenants and agreements by and between the parties with respect to the Premises and cannot be changed orally.

  26. SUCCESSORS. This Lease shall be bindings upon and inure to the benefit of the parties hereto, their heirs successors, legal representatives and assigns, but shall not be assignable by Tenant except as provided in Section 14.

  27. GOVERNING LAW: EFFECT. This Lease shall be governed by and constured in accordance with the substantive law of the State of Florida

  28. NOTICE. Any notice, approval consent or other communication under this Lease shall be in writing and shall be considered given when (1) delivered personally, or (2) mailed by registered or certified mail, return receipt request to the parties at the addresses indicated below (or at such other addressed as a party may specify by notice to the others pursuant hereto). Notice given by a party's counsel shall be considered notice given by that party.

          a.If to Landlord, to it at:
            104 s. Harbor City Blvd
            Melbourne, FL  32901

          b.If to Tenant, to it at:
            104 S. Harbor City Blvd, Ste A
            Melbourne, FL  32901

 signed and sealed on the date first above written.

 LANDLORD:

 THE NETWORK GROUP


 By: Tim Yandell,
     President
 TENANT:
 INTERACTIVE TECHNOLOGIES CORPORATION, INC.

 By: Perry West, President
      President

 10.2     LETTER LEASE AGREEMENT

 LESSEE: Interactive Technologies Corporation
 LESSOR : Williams-Builder Partnership

 Lessor hereby leases to Interactive Technologies Corporation, office space described as Suite J whose building address is 228 Park Avenue North, Winter Park, Orange County, Florida.

 The aforementioned space is leased under the following conditions:

 1) The term of the lease is two years, commencing on April 1, 1996 and terminating on March 31, 1998. Rent shall begin on April 1, 1996 and be paid monthly on the first of each month.

  2) The base rent will be $1S,616.00 annually, $1,301.40 per month, plus applicable Florida sales tax.

  3)A security deposit in the amount of $1,300,00 will be held by the Landlord for the Tenant's performance of the terms and conditions of this Letter Lease Agreement, to be paid at the signing of this lease.

    Tenant understands that the security deposit will be held in a non interest bearing account. It is also understood and agreed that if the premises are left inan unclean or damaged condition, beyond reasonable wear and tear, so much of said deposit shall be applied toward necessary cleaning and/or repair.

 4) The Tenant shall pay the Landlord on the first (lst) day of the month, the base rent plus applicable sales tax, without demand, counterclaim, deduction or offset. Any installment which is not received by the Lessor on or before the tenth (lOth) day of each month shall be subject to a late fee equal to ten percent (10%) of the amount thereof computed from the first day of the month when due.

  5) Tenant agrees that the use of the premises shall be strictly for lawful purposes.

 6) Tenant agrees to pay for all utility services to Suite
    J, as subscribed to by tenant.

  7) Tenant agrees to pay monthly, as billed by Landlord,

     Tenant's pro rata share equaling 8% of Common Area Maintenance (CAM) expenses without demand, counterclaim, deduction or offset. These expenses include, but are not limited to, common area utilities, trash removal, building maintenance and insurance.

  8) Tenant agrees to pay a pro rata share equaling 8% of any and all real estate taxes assessed to the Garden Gate building during the term of this Letter Lease Agreement. Tenant agrees to make a monthly contribution towards this expense on the first of each month in the amount of $200.00. This amount is an estimate of l/12th of the Tenant's total annual pro rata share of the tax expense. When the actual tax invoice is received by the Landlord, the Landlord will provide Tenant with such information. At that time, Landlord will calculate the Tenant's actual tax expense. If Tenant has overpaid their pro rata share, Landlord will reimburse Tenant for such overpayment. If Tenant has underpaid the pro rata share, Tenant agrees to make prompt payment to Landlord of any shortage.


  9) Landlord shall provide Tenant, for Tenant's exclusive use, three parking spaces. One space will be located directly behind the building, space #4. This parking space will be $40.00 monthly, paid with the rent. The second and third space will be located in the parking lot located Northeast of the rear of the Garden Gate Building, space #8 & #20. These parking spaces will be $40.00 each, check made payable to "Larry E. Williams" and delivered with the rent.

  10) The Landlord agrees that if the Tenant wishes to move into a larger space within the building during the term of this lease that the Tenant may do so and will be released from all obligations with regards to Suite J.

11) The Tenant shall not erect, install or maintain any sign on the exterior of the premises or upon any other part of the building without the prior written approval of the Landlord.

12) Tenant shall be responsible for replacing light bulbs and for changing air conditioning filters at least quarterly. Landlord shall otherwise maintain the interior of the premises including plumbing and HVAC.

13) If Tenant fails to perform any of its obligations contained in this Lease, the Tenant shall be considered in default and the Landlord, at its option, may immediately terminate this Letter Lease Agreement.

  14) If the Tenant remains in possession after the expiration of the Term with the Landlord's acquiescence and without any other distinct agreement of parties, the Tenant shall be a Tenant from month-to-month and the Landlord may, but shall not be required to, cause rent monies to become due and payable on the first of each month of holdover at the maximum rate allowed under Florida law.

  15) No act of forbearance or failure to insist in the prompt performance of any provision of this Letter Lease Agreement, either express of implied, shall be construed as a waiver of any of the terms, conditions, or covenants of this agreement.

  16) If, during the term of this Letter Lease Agreement, the Landlord or Tenant institutes any action or proceeding against the other relating to the provisions of this Letter Lease Agreement or any default hereunder, the unsuccessful party for action or proceeding agrees to reimburse the successful party for the reasonable expenses of such action, including reasonable attorneys' fees and disbursements incurred by the successful party, regardless of whether the action or proceeding is prosecuted to judgment.

 Williams-Builder Partnership

 By: Larry E. Williams

                              Interactive Technologies

                               By:  Bob Poe

    10.3    PLEDGE AGREEMENT

                   AGREEMENT,   made  this  27th  day  of  March,  1996  between
 Studiolink Inc. (the "Secured Party") and Interactive Technologies Corporation, a Wyoming corporation (the "Pledgor" or the "Company").

                   RECITALS

                   A. Simultaneously herewith, the Secured Party and the Pledgor have entered into an Equipment Lease Agreement (the "Equipment Lease") pursuant to which the Secured Party has leased to the Pledgor certain equipment.

                   B. As security for all of the Pledgor's obligations under the Equipment Lease (said obligations being herein collectively referred to as the "Obligations"), and as a condition to the execution by the Secured Party of the Equipment Lease and the other agreements entered into in connection therewith, the Pledgor has agreed to pledge to the Secured Party Two Hundred and Fifty Thousand (250,000) shares of the Common Stock, $.01 par value, of the Company registered in the name of the Secured Party plus additional shares which may be deposited hereunder from time to time (the "Pledged Shares").

                   Accordingly, in consideration of the foregoing and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

                   TERMS

                   1. Pledge. The Pledgor hereby pledges, grants a security interest in, mortgages, assigns, transfers, delivers, deposits, sets over and confirms unto the Secured Party and its legal representatives and assigns, as collateral security for the payment in full when due and payable of any of the Obligations, the Pledged Shares.

                   2. Pledgeholder.

                   A. A certificate representing the Pledged Shares has been delivered to Parker Duryee Rosoff& Haft as Pledgeholder. The Pledgeholder shall hold the Pledged Shares in escrow and shall not encumber or dispose of the same except as provided herein.

                   B. The Pledgeholder shall not be responsible for determining entitlement to the Pledged Shares between the Pledgor and the Secured Party. If any dispute or difference arises between the Pledgor and the Secured Party, or if any conflicting demand shall be made upon the Pledgeholder, the Pledgeholder shall not be required to determine the same or take any action, but the Pledgeholder may await settlement of the controversy by final, appropriate legal proceedings, or otherwise, as it may require, or the Pledgeholder may file suit in interpleader for the purpose of having the respective rights of
the  parties   adjudicated  and  may  deposit  with  the  court  in  which  such interpleader suit was instituted (the "Court") the Pledged Shares, the certificates representing the Pledged Shares held hereunder. Upon institution of such interpleader suit, depositing the certificates representing the Pledged Shares with the Court, and notice thereof to the parties thereto by personal service, or in accordance with the order of the Court, the Pledgeholder shall be fully released and discharged from all further obligations hereunder with respect to the Pledged Shares and the certificates representing the Pledged Shares so deposited. The Pledgor and the Secured Party agree to pay to the Pledgeholder, on demand, any and all costs and reasonable attorneys' fees and disbursements incurred by the Pledgeholder in connection with such interpleader suit, and hold and save the Pledgeholder harmless from any liability, costs and expenses hereunder.

                3. Representations. The Pledgor represents and warrants to the Secured Party as follows: (i) The Pledged Shares have been validly issued by Company and are fully paid and nonassessable; (ii) The Pledged Shares will, within 90 days after the date hereof, be registered under the Securities Act of 1933 for resale by the Secured Party or its assignee. (iii) Upon the delivery of the Pledged Shares by the Pledgeholder to the Secured Party, the Secured Party will be legal record and beneficial owner of, and have good and marketable title to, the Pledged Shares, free and clear of all liens and encumbrances of every nature; and (iv) The Pledgor has the legal right to pledge the Pledged Shares to the Secured Party pursuant to this Pledge Agreement.

                4. Waiver. This Pledge Agreement shall not be affected by and the Pledgor is hereby not to be released from his obligations to the Secured Party herein created on account of any indulgence, extension, amendment or change in the Equipment Lease, nor by want of presentment, notice, protest or suit on the Equipment Lease. No failure on the part of the Secured Party to exercise, and no delay on the part of the Secured Party in exercising, any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the Secured Party of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein provided are cumulative and are not exclusive of any remedies provided by law.

                  5. Voting Power, Dividends, Etc.

                  A. Unless and until an Event of Default has occurred and the expiration of any applicable grace period to cure the same, the Pledgor shall not have the right to exercise voting, consensual or other powers of ownership pertaining to the Pledged Shares.

                B. If any Event of Default (as defined in the Equipment Lease) shall have occurred and whether or not the Secured Party seeks or pursues any other relief or remedy available to it as result thereof:


                  (i) The Secured Party shall forthwith, without further act on the part of any person, have the sole and exclusive right to exercise all voting, consensual and other powers of ownership pertaining to the Pledged Shares and shall exercise such powers in such manner as it, in its sole discretion, shall determine to be necessary, appropriate or advisable; and

                  (ii) All dividends and other distributions on the Pledged Shares shall be paid directly to the Pledgeholder and shall be retained by it as part of the Pledged Shares, subject to the terms of this Pledge Agreement.

                  6. Delivery of Pledged Shares After an Event of Default. If any Event of Default (as defined in the Equipment Lease) shall have occurred, then, unless all of the Obligations have been paid or satisfied in their entirety, the Secured Party may, in its sole discretion, without any further demand, advertisement or notice, and without limiting any other rights of the Secured Party, (i) apply the cash, if any, then held as part of the Pledged Shares hereunder, against the unsatisfied Obligations and (ii) instruct the Pledgeholder to deliver the Pledged Shares to the Secured Party, at which time the Secured Party shall hold such Pledged Shares free and clear of any lien, claim, restriction or encumbrance.

                  7. Secured Party Appointed Attorney-in Fact; Indemnity. The Secured Party, its legal representatives and assigns upon the occurrence of an Event of Default is hereby appointed the attorney-in-fact, with full power of substitution, of the Pledgor for the purpose of carrying out the provisions of this Pledge Agreement and taking any action and executing any instruments which such attorney-in-fact may deem necessary or advisable to accomplish the purposes hereof, which appointment as attorney-in-fact is irrevocable and coupled with an interest. The Pledgor will indemnify and save harmless the Secured Party from and against any liability or damage which it may incur, in good faith and without negligence, in the exercise and performance of any of the Secured Party's powers specifically set forth herein.

                  8. Termination of Pledge. This Pledge Agreement shall terminate upon the payment and satisfaction in full of the Obligations. Upon receipt of evidence thereof satisfactory to the Pledgeholder, the Pledgeholder shall forthwith assign, transfer and deliver to the Pledgor or his designees, without representation, warranty or recourse, against appropriate receipts, all the Pledged Shares if any, then held by it in pledge hereunder.

                  9. Additional Instruments and Assurances. The Pledgor hereby agrees, at his own expense, to execute and deliver, from time to time) any and all further, or other, instruments, and to perform such acts, as the Pledgeholder or the Secured Party may reasonably request to effect the purposes of this Pledge Agreement and to secure to the Pledgeholder or the Secured Party, the benefits of all rights, authorities and remedies conferred upon the
Pledgeholder or the Secured Party by the terms of this Pledge Agreement. In the event that at any time hereafter, due to any change in circumstances, including without limitation, any change in any applicable law, or any decision hereafter made by a court construing any applicable law, it is, in the opinion of counsel for the Pledgeholder or the Secured Party, necessary or desirable to file or record this Pledge Agreement or any financing statement respecting this Pledge Agreement or the pledge made hereunder, the Pledgor agrees to execute and deliver any instruments that may be necessary or appropriate to make such filing or recording effective.

                  10. Benefit. This Pledge Agreement shall be binding upon the Pledgor and it legal representatives, successors or assigns. This Pledge Agreement shall inure to the benefit of the Secured Party and its legal representatives and assigns.

                  11. Entire Agreement; Modification;
 Consents and Waivers. This Pledge Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the subject matter hereof and contains the entire agreement of the parties with respect to the subject matter hereof and no interpretation, change, termination or waiver of or extension of time for performance under any provision of this Pledge Agreement shall be binding upon any party unless in writing and signed by the party intended to be bound thereby. Receipt by any party of money or other consideration due under this Pledge Agreement, with our without knowledge of breach, shall not constitute a waiver of such breach or any provision of this Pledge Agreement. Except as otherwise provided in this Pledge Agreement, no waiver of or other failure to exercise any right under, or default or extension of time for performance under, any provision of this Pledge Agreement shall affect the right of any party to exercise any subsequent right under or otherwise enforce said provision or any other provision hereof or to exercise any right or remedy in the event of any other default, whether or not similar.

                   12. Communications. All notices, consents, acceptances, waivers, requests and other communications required or permitted to be given hereunder (all of the foregoing hereinafter collectively referred to as "Communications") shall be in writing and shall be deemed to have been duly given if delivered personally with receipt acknowledged or sent by registered or certified mail or equivalent, if available (airmail if out-of-town), postage prepaid, or by telex or cablegram (which shall be confirmed by a writing sent by registered or certified mail or equivalent on the same day that such telex or cablegram is sent), addressed to the parties at the address set forth beneath their respective signature to this Pledge Agreement or to such other or additional address as any party shall hereafter specify by Communication to the other parties. Except as otherwise expressly provided herein, all Communications hereunder shall be deemed to have been given, received and dated on the date when delivered personally, one ( 1 ) day after being sent by cable or telex, and four (4) business days after mailing, as aforesaid; provided, however, that a Communication of a change of address shall be deemed to have been given only when actually received.

                   13. Severability. In case any one or more of the provisions contained in this Pledge Agreement shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby and the parties will attempt to agree upon a valid and enforceable provision which shall be a reasonable substitute for such invalid or unenforceable provision in light of the tenor of this Pledge Agreement, and, upon so agreeing, shall incorporate such substitute provision in this Pledge Agreement.

                   14. Counterparts. This Pledge Agreement may be executed in any number of counterparts and each duplicate counterpart shall constitute an original, any one of which may be introduced in evidence or used for any other purposes without the production of its duplicate counterpart. Moreover, notwithstanding that any of the parties did not execute the same counterpart, each of the counterparts shall, for all purposes, be deemed an original, and all such counterparts shall constitute one and the same instrument binding on all of the parties hereto.

                   15. New York Law to Govern. The validity of this Pledge Agreement and of any of its terms and provisions, as well as the rights and duties of the parties hereto, shall be interpreted and construed pursuant to and in accordance with the laws of the State of New York.

          IN WITNESS WHEREOF, this Pledge Agreement has been executed on the day and year first above written

                                        SECURED PARTY

                                        STUDIOLINK CORPORATION

                                        --------------------------
                                         Steve Campus


                                         PLEDGOR & THE COMPANY
                                         INTERACTIVE TECHNOLOGIES CORPORATION

                                          BY: _______________________
                                              Perry D. West, President


             The undersigned hereby agrees to act as Pledgeholder as provided in the foregoing Agreement.


                                            PARKER DURYEE ROSOFF & HAFT

    10.4          INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                      AND
                                    BOB POE

                              EMPLOYMENT AGREEMENT

          This employment agreement ("Agreement") is made and entered into as of
 this  date  by  and   between   INTERACTIVE   TECHNOLOGIES   CORPORATION   INC.
 ("Employer"), and BOB POE ("Employee").

          WHEREAS, Employer and Employee desire that the term of this Agreement begin on November 1, 1995 ("Effective Date").

          WHEREAS, Employer desires to employ Employee as its Director of Program Development and Employee is willing to accept such employment by Employer, on the terms and subject to the conditions sot forth in this Agreement.

 NOW THEREFORE, IT IS AGREED AS FOLLOWS:

          Section 1. Duties. During the term of this Agreement, Employee agrees to be employed by and to serve Employer as its Director of Program Development and Employer agrees to employ and retain Employee in such capacities. Employee shall devote a substantial portion of his business time, energy, and skill to the affairs of the Employer as Employee shall report to the Employer's Board of Directors and at all times during the term of this Agreement shall have powers and duties at least commensurate with his position as Director of Programming.

 Section 2. Term of Employment.
          2.1 Definitions. For the purposes of this Agreement the following terms shall have the following meanings:

                            A. Termination For Cause shall mean termination by
Employer of employees employment by Employer by reason of Employee's willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, Employer or by reason of Employees willful material breach of this Agreement which has resulted in material injurv to Employer.

                            B. "Termination Other Than For Cause" shall mean
termination by Employer of Employee's employment by Employer (other than in a Termination for Cause) and shall include constructive termination of Employee's employment by reason of material breach of this Agreement by Employer, such constructive termination to be effective upon notice from Employee to Employer of such constructive termination.

                            C.  Voluntary  Termination  shall mean  termination
by Employee of Employees employment by Employer other than (i) constructive termination as described in subsection 2.1(b), (ii) Termination Upon a Change in Control, and (iii) termination by reason of Employee's death or disability as described in Sections 2.5 and 2.6.

                            D. Termination Upon a Change in Control shall mean a
termination by Employee of Employees employment with Employer within 120 days following a Change in Control.

                            E.  "Change in Control"  shall mean (i) the time
that Employer first determines that any person and all other persons who constitute a group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 ("Exchange Act)) have acquired direct or indirect beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of twenty percent (20%) or more of Employer's outstanding securities, unless a majority of the "Continuing Directors approves the acquisition not later than ten (10) business days after Employer makes that determination, or (ii) the first day on which a majority of the members of the Employer's Board of Directors are not "Continuing Directors."

                            F. Continuing Directors shall mean, as of any date
of determination, any member of the Board of Directors of Employer who (i) was a member of that Board of Directors on November 1, 1995, (ii) has been a member of that Board of Directors for the two years immediately preceding such date of determination, or (iii) was nominated for election or elected to the Board of Directors with the affirmative vote of the greater of (x) a majority of the Continuing Directors who were members of the Board at the time of such nomination or election or (y) at least four Continuing Directors.

      2.2 Initial Term. The term of employment of Employee by Employer shall be for a period of ten (10) years beginning with Effective Date ("Initial Term"), unless terminated earlier pursuant to this Section. At any time prior to the expiration of the Initial Term, Employer and Employee may by mutual written agreement extend Employee's employment under the terms of this Agreement for such additional periods as they may agree.

          2.3 Termination For Cause. Termination For Cause may be effected by Employer at any time during the term of this Agreement and shall be effected by written notification to Employee. Provided however, the Employee shall be given 30 days from the date of delivery of such written notification to cure the default set out in the notice. Upon Termination For Cause, Employee shall promptly be paid all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension play or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employee's rights under such plans, accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, but Employee shall not be paid any other compensation or reimbursement of any kind, including without limitation, severance compensation.

          2.4 Termination Other Than For Cause. Notwithstanding anything else in this Agreement, Employer may effect a Termination Other Than For Cause at any time upon giving written notice to Employee of such termination. Upon any Termination Other Than For Cause, Employee shall promptly be paid all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the
 Employer in which Employee is a participant to the full extent of Employee's rights under such plans (including accelerated vesting, if any, of awards granted to Employee under the Employer's stock option plan), accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, and all severance compensation provided in Section 4.2, but no other compensation or reimbursement of any kind.

          2.5 Termination by Reason of Disability. If, during the term of this agreement Employee, has failed to perform his duties under this Agreement on account of illness or physical or mental incapacity, and such illness or incapacity continues for a period of more than six (6) consecutive months, Employer shall have the right to terminate Employee's employment hereunder by written notification to Employee and payment to Employee of all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employee's rights under such plans, accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, with the exception of medical and dental benefits which shall continue through the expiration of this Agreement, but Employee shall not be paid any other compensation or reimbursement of any kind, including without limitation, severance compensation.

          2.6 Death. In the event of Employee's death during the term of this Agreement, Employee's employment shall be deeded to have terminated as of the last day of the month during which his death occurs and Employer shall promptly pay to his estate or such beneficiaries as Employee may from time to time designate all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable slan), any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employee's rights under such plans, accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, but Employee's estate shall not be paid any other compensation or reimbursement of any kind, including without limitation, severance compensation.

          2.7 Voluntary Termination. In the event of a Voluntary Termination, Employer shall promptly pay all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employees rights under such plans, accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, but no other compensation or reimbursement of any kind, including without limitation, severance compensation.

          2.8 Termination Upon a Change in Control. In the event of a Termination Upon a Change in Control, Employee shall immediately be paid all accrued salary, bonus compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits which will be paid in accordance with the applicable plan), any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employee's rights under such plans (including accelerated vesting, if any, of any awards granted to Employee under Employer's Stock Option Plan), accrued vacation pay and any appropriate business expenses incurred by Employee in connection with his duties hereunder, all to the date of termination, and all severance compensation provided in Section 4.1, but no other compensation or reimbursement of any kind.

          2.9 Notice of Termination. Employer may effect a termination of this Agreement pursuant to the provisions of this Section upon giving thirty (30) days' written notice to Employee of such termination. Employee may effect a termination of this Agreement pursuant to the provisions of this Section upon giving thirty (30) days' written notice to Employer of such termination.

 Section 3. Salary, Benefits and Bonus Compensation.

          3.1 Base Salary. As payment for the services to be rendered by Employee as provided in Section 1 and subject to the terms and conditions of
 Section 2, Employer agrees to pay to Employee 5% of the gross profits from the operation of the Employers "Rebate TV" television programming as well as other programming brought into the Employer by the Employee. Employee shall receive a minimum "Base Salary" for the first twelve (12) calendar months beginning on the Effective Date of $12,500 per month payable biweekly. "Gross profits" shall be defined as the gross revenues from the applicable programming less the cost of the product which includes: the cost to the Employer of "air time" on the medium transmitted; the cost of the production being broadcast and the cost of communications charges required in the delivery of the product.

         3.2 Bonuses. Employee shall be eligible to receive a discretionary bonus for each year (or portion thereof) during the term of this Agreement and any extensions thereof, with the actual amount of any such bonus to be determined in the sole discretion of the Board of Directors based upon its evaluation of Employee's performance during such year. All such bonuses shall be reviewed annually by the Compensation Committee.

         3.3 Additional Benefits. During the term of this Agreement, Employee shall be entitled to the following fringe benefits:

                           A.  Employee  Benefits.  Employee  shall be eligible
to participate in such of Employer's benefits and deferred compensation plans as are now generally available or later made generally available to executive officers of the Employer, including, without limitation, Employer's Stock Option Plan, profit sharing plans, annual physical examinations, dental and medical plans, personal catastrophe and disability insurance, financial planning, retirement plans and supplementary executive retirement plans, if any. For purposes of establishing the length of service under any benefit plans or programs of Employer, Employee's employment with the Employer will be deemed to have ~rBmmonnerl an the Effective Date.

                           B. Vacation. Employee shall be entitled to two (2)
weeks of vacation during each year during the term of this Agreement and any extensions thereof, prorated for partial years.

                           C. Life Insurance. For the term of this Agreement and
any extensions thereof, Employer shall at its expense procure and keep in effect term life insurance on the life of Employee payable to Employer in the aggregate amount of included with any health insurance plan which the employer keeps in effect.
                           D. Automobile Allowance. The Employee shall provide
an automobile for his use in the Employer's business. The Employer shall pay to the Employee each month during the term of this Agreement, the sum of $1,000 as an allowance to defray the cost of insurance, gas, oil, repairs, maintenance and other expenses incurred by the Employee in connection with the operation of the vehicle for business purposes. The Employee shall substantiate the amount, date, use and business purpose of each expense incurred by him and shall furnish such information to the Employer no later than sixty (60) days after each such expense is incurred. This arrangement is intended to constitute an "accountable plan" within the meaning of section 162 of the Internal Revenue Code of 1986, as amended. The Employee agrees to comply with all reasonable guidelines established by the Employer from time to time to meet the above statutory requirements.

                           E.  Reimbursement  for  Expenses.  During  the  term
of this Agreement, Employer shall reimburse Employee for reasonable and properly documented out-of-pocket business and/or entertainment expenses incurred by Employee in connection with his duties under this Agreement.
 Section 4. Severance Compensation.

          4.1 Severance Compensation in the Event of a Termination Upon a Change in Control. In the event Employee's employment is terminated in a Termination Upon a Change in Control, Employee shall be paid as severance compensation his Base Salary (at the rate payable at the time of such termination), for a period of the lesser of the remaining portion of the Initial Term of this Agreement or six (6) months from the date of such termination provided, however, that if Employee is employed by a new employer during such period, the severance compensation payable to Employee during such period will be reduced by the amount of compensation that Employee actually receives from the new employer. However, Employee is under no obligation to mitigate the amount owed Employee pursuant to this Section by seeking other employment or otherwise. The Employee shall also receive as additional severance compensation each month through the Initial Term of this Agreement the amount of commission set out in paragraph
 3.1 above which shall be determined based on the applicable percentage of gross profit as defined in paragraph 3.1. Employee shall also be entitled to an accelerated vesting of any awards granted to Employee under the Employer's Stock Option Plan to the extent provided in the stock option agreement entered into at the time of grant. Employee shall continue to accrue retirement benefits and shall continue to enjoy any benefits under any plans of the Employer in which Employee is a participant to the full extent of Employee's rights under such plans, including any perquisites provided under this Agreement, through the remaining term of this Agreement; provided, however, that the benefits under any such plans of the Employer in which Employee is a participant, including any such perquisites, shall cease upon re-employment by a new employer.

          4.2 Severance Compensation in the Event of a Termination Other Than for Cause. In the event Employee's employment is terminated in a Termination Other Than for Cause, Employee shall be paid as severance compensation his Base Salary (at the rate payable at the time of such termination), for a period of the lesser of the remaining portion of the Initial Term or six (6) months from the date of such termination; provided, however, that if Employee is employed by a new employer during such period, the severance compensation payable to Employee during such period will be reduced by the amount of compensation that Employee is receiving from the new employer, Employee is under no obligation to mitigate the amount owed to the Employee pursuant to this Section by seeking employment. The Employee shall also receive as additional severance compensation each month through the Initial Term of this Agreement the amount of commission set out in paragraph 3.1 above which shall be determined based on the applicable percentage of gross profit as defined in paragraph 3.1. Employee shall be entitled to an accelerated vesting of any awards granted to Employee under Employer's Stock Option Plan to the extent provided in the stock option agreement entered into at the time of grant.

          4.3. Severance Compensation Upon Other Termination. In the event of a Voluntary Termination, Termination For Cause, termination by reason of Employee's disability or death pursuant to Sections 2.5 or 2.6, the Employee shall receive as severance compensation each month through the Initial Term of this Agreement the amount of commission set out in paragraph 3.1 above which shall be determined based on the applicable percentage of "gross profit as defined in paragraph 3.1. Except as provided in the preceding sentence, no other severance compensation shall be paid to the Employee pursuant to this
 Section 4.3.

          Section 5. Outside Activities of Employee. Employer acknowledges that Employee has commitments and business activities not related to the Employer and that certain of these commitments and business affairs involve activities in the sports and broadcasting industry. There shall be no restriction on Employee's ability to fulfill such commitments or engage in such business activities, provided that during the term of Employee's employment under this Agreement or for a period of six months after the termination of such employment (other than a Termination Other Than For Cause or a Termination Upon Change in Control) Employee shall not divert away from the Employer, for officers personal benefit, or for the benefit of an organization in which officer has a material financial interest, any opportunity, arising during such period directly related to the Employers business unless the Board of Directors of the Employer have determined not to pursue such opportunity.

          Section 6. Payment Obligations. Employers obligation to pay Employee the compensation and to make the arrangements provided herein shall be unconditional, and Employee shall have no obligation whatsoever to mitigate damages hereunder. If litigation after a Change in Control shall be brought to enforce or interpret any provision contained herein, Employer, to the extent permitted by applicable law and the Employers Articles of Incorporation and Bylaws, hereby indemnifies Employee for Employee's reasonable attorneys fees and disbursements incurred in such litigation.

          Section 7. Confidentiality. Employee agrees that all confidential and proprietary information relating to the business of Employer shall be kept and treated as confidential both during and after the term of this Agreement, except as may be permitted in writing by employers soard of Directors or as such information is within the public domain or comes within the public domain without any breach of this Agreement

          Section 8. Withholdings. All compensation and benefits to Employee hereunder shall be reduced by all federal, state, local and other withholdings and similar taxes and payments required by applicable law.

          Section 9. Indemnification. In addition to any rights to indemnification to which Employee is entitled to under the Employer's Articles of Incorporation and Bylaws, Employer shall indemnify Employee at all times during and after the term of this Agreement to the maximum extent permitted under the laws of the Employer's state of incorporation or any successor provision thereof and any other applicable state law, and shall pay Employee's expenses in defending any civil or criminal action, suit, or proceeding in advance of the final disposition of such action, suit or proceeding, to the maximum extent permitted under such applicable state laws.

          Section 10. Notices. Any notice under this Agreement shall be in writing and shall be effective when actually delivered in person or three days after being deposited in the U.S. mail, registered or certified, postage prepaid and addressed to the party at the address stated in this Agreement or such other address as either party may designate by written notice to the other.

          Section 11. Waiver, Failure of either party at any time to require performance of any provision of this Agreement shall not limit the party's right to enforce the provision, nor shall any waiver of any breach of any provision be a waiver of any succeeding breach of any provision or a waiver of the provision itself for any other provision.

          Section 12. Law Governing. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

          Section 13. Arbitration. If at any time during the term of this Agreement any dispute, difference, or disagreement shall arise upon or in respect of the Agreement, and the meaning and construction hereof, every such dispute, difference, and disagreement shall be referred to a single arbiter agreed upon by the parties, or if no single arbiter can be agreed upon, an arbiter or arbiters shall be selected in accordance with the rules of the American Arbitration Association and such dispute, difference, or disagreement shall be settled by arbitration in accordance with the then prevailing commercial rules of the American Arbitration Association, and judgment upon the award rendered by the arbiter may be entered in any court having jurisdiction thereof.

          Section 14. Titles and Captions. All article, section and paragraph titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor affect the interpretation of this Agreement.

          Section 15.  Entire  Agreement.  This  Agreement  contains  the entire understanding between and among the parties and supersedes any prior understandings and agreements among them respecting the subject matter of this Agreement.

          Section 16. Counterparts. This Agreement may be executed in several counterparts and all so executed shall constitute one Agreement, binding on all the parties hereto even though all the parties are not signatories to the original or the same counterpart.


          IN WITNESS WHEREOF the parties have hereunto set their hands and seals this 1st day of November 1995.

                                 Interactive Technologies Corporation, Inc.
                                  by:  Perry Douglas West
                                      Chief Executive Officer


                                  by:  Bob Poe

10.5     EQUIPMENT LEASE AGREEMENT

"Lessor"Studiolink CorporationLESSEE": Interactive Technolouies Corporation Inc.
 Addr"24 Depot Road           Addr 104 South Harbor City Blvd., Suite A

 Tuckahoe.New York 10707           Melbourne, Florida 32901

 On the day of March 1996 , the above named Lessor hereby leases to Lessee tbe following property (hereinafter called "Equipment") as is which is for commercial use and is not consumer goods for a Lease term at the Total Rent and on the terms and conditions stated below and continued on the rcvcrse side hereof


 Description of Equipment (Include make year, model Identification and serlal numbers or marks):
 Refer to Schedule (A) attached hereto and made a part hereof for the Description of the property purchased.

 TOTAL RENT........................................$1,438,230.60
 ADVANCE RENT PAID HEREWITH...........................     -0-
 BALANCE OF RENT................................... 1,438,230.60
 NO RENEWAL OPTION AVAILABLE HEREUNDER
 NO PURCHASE OPTION AVAILABLE HEREUNDER
 EQUIPMENT TO BE LOCATED AT  .......................13 ROSZEL RD,
                                                    PRINCETON,NJ 08540

 Record Owner of Real Estate:   LLB Realty INC

     Lessee acknowledges receipt of and accepts Equipment and acknowledge that no warranties representation or agreements not expressed herein have been made by the lessor and Lessee further acknowledges notice of the intended assignment of this lease to ORIX Credit Alliance, Inc. (said assignee hereinafter called "CA and upon such assignment, Lessee agrees not to assert against CA and any subsequent assigned any defense, setoff recoupment, claim or counterclaim which Lessee may have against the Lessor who has executed this lease and/or CA and/or any assigned hereof prior to CA, whether arising hereunder or otherwise Lessee, jointly and severally, if more than one, agrees and promises to pay to the order of the Lessor or CA, whoever is the then holder Of this Lease, (such holder hereinafter called "Lessor""), said Balance of Rent, plus any applicable sales tax, in successive monthly installments commencing on the day of April ,l9 96 , and continuing on the same date of each month thereafter until paid; the first 59 installments shall each be in the amount of $23, 970.51 , and the final installment shall be in the amount of $23,970.51, all plus any applicable sales tax, payable at any office of Lessor, or at such other place as Lessor may from time to time appoint Lessee will pay to Lessor, if so requested, monthly any personal property tax as estimated by Lessor The term of this Lease shall commence upon the acceptance hereof by Lessor and shall terminate 30 days following the due date for the final installment of rent as provided hereinabove.

Equipment shall be located at the address herein set forth, and shall not be removed from such location without the prior written consent of Lessor. Lessee will not change or remove any insignia or lettering which is or may be placed on Equipment indicating Lessor's ownership thereof and ot any time during the term of this Lease, upon request of Lessor, Lessee will affix to Equipment in a prominent place, labels, plates or other markings stating that Equipment is owned by Lessor Lessee shall use Equipment solely in the conduct of its business and in a careful, lawful and proper manner, and shall not part with possession of or enter into any sub-lea e with respect to Equipment or any part thereof or assign this lease or any interest hereunder without the prior written consent of Lessor and any attempted a assignment shall be null and void Lessee, at its own cost and expense, shall keep Equipment in good repair, condition and working order and shall furnish any and all parts and labor required for that purpose Lessee shall not make any material altercations to Equipment without the prior written consent of Lessor No invoice issued Rio to the complete performance of this leas shall operate to pass title to Lessee AU equipment, accessories, parts and replacements for or which are added to or attached to Equipment shall immcdiately become the property of Lessor and shall be deemed incorporated in Equipmcnt and subject to thc terms of this lease as originally leased bereunder.

Lessee hereby assumes and shall bear the entire risk of 105s of and damage to Equipment from any and every cause whatsoever No loss of or damage the Equipment or any part thereof shall impair any obligation of Lessee hereunder, which shall continue in full force and effect In the event of damage of any kind whatever to any item of Equipment (unless the same be damaged beyond repair), Lessee, at the option of Lessor shall at Lessee's expense place the same in good repair, condition and working order, or replace the same with like Equipment of the same make and the same or a ;later model, in good repair, condition and working order If Equipment, or any portion thereof, is determined by Lessor to be 106t, stolen, destroyed or damaged beyond repair, Lessee shall immediately Day Also therefor in cash an amount equal to the actual fair market value of the Equipment involved plus 25% of the aggregate amount of unpaid Total Rent for the balance of the term of this Lease allocated by Lessor to the Equipment involved but in no event less than 115% of the unpaid Total Rent allocated by Lessor to the Equipment involved Upon payment as aforesaid, this lease shall terminate with respect to the items of Equipment involved The proceeds of any insurance payable as a result o lost of or damage to Equipment shall be applied at the option of Lessor, toward the replacement, restoration or repair of equipment or toward payment of the obligations of Lessee hereunder Lessee shall indemnify and save Lessor harmless from any and all liability arising out of the ownership, selection, postc5sion, leasing renting, operation, control, use, maintenance, delivery and/or return of Equipment, but shall be credited with any amounts received by Lessor with rapt thereto from habllJty insurance procured by Lessee Lassie shall keep Equipment insured against all risk of loss or damage from any cause whatsoever for not less than (a the actual fair market value of the Equipment; or (b) the cost of Equipment to Lessor reasonable depredation; or (c) the aggregate amount of unpaid Total for the balance of the term on this lease; whichever be greatest Lessee shall carry public liability insurance, both personal injury and property damage, covering Equipment AU insurance shall be in form, amount and with companies satisfactory to Lessor AU insurance for loss or damage shall provide that losses If any, shall be payable to Lessor, and all such Liability insurance shall be in the joint names of Lessor and Lessee Lessee shall Day the premiums therefor and deliver Lessor the policy of insurance or duplicate thereof, or other evidence satisfactory to Lessor of such insurance coverage Each insurer shall agree, by endorcement upon each policy issued by it or by independent instrument furnished to Lessor, that it will give Lessor 30 days prior written notice of the effective date of any alteration o cancellation of such policy Lessee hereby irrevocably appoints Lessor as Lessee's attorney-in-fact to make claim for, receive payment of, execute and endorse Lessee's name, all documents, checks or drafts with respect to any insurance In case of the failure of Lessee to procure or maintain said insurance or to comply wit any other provision of this Lease, Lessor shall have the right, but shall not be obligated, to effect such insurance or on behalf of Lessee In that event, sums incurred by Lessor in effecting such insurance or compliance shall be deemed to be additional rent and shall be immediately paid by Lessee to Lessor A Lessor's request, Lessee will furnish current financial statements satisfactory to Lessor in form, preparation and content Lessee shall comply with all laws an regulations relating to, and shall promptly pay when due, all license fees, registration fm, assessments, charge and tax which may now or hereafter be imposed upon the ownership, possession, leasing, renting, operation, control, use, maintenance, defray and/or return of Equipment, and shall save harmless against actual or asserted v violations and pay all costs and expenses of every character in connection therewith or arising therefrom.

     Title to Equipment shall at all times remain in Lessor, and Lessee, at its own cost and expense, shall protect and defend the title of Lessor Lease shall at times keep Equipment free and clear from all , attachments, leins, encumbrances and charges or other judicial process of every kind whatsoever, shall give Lessor immediate written notice thereof and shall indemnify and save Lessor harmless from any loss or damage caused thereby Lessee will cooperate with Lessor and take whatever action may be necessary, to enable Lessor to file, register or record, and retitle, re-register or re-record this lease in such offices s Lessor ma determine and wherever required or permitted by law, for the proper protection of Lessor's interest in Equipment, and will pay all costs, charges and expenses indent thereto Lessor is hereby authorized to file one or more financing statements or a reproduction hereof as o financial statement . Equipment is and shall remain personal property irrespective of its use or manner of attachment to realty, and Lessee will not cause or permit Equipment to be attached to realty in such manner that it might become part of such realty without securing the prior written consent of Lessor and the prior written agreement of the owner (if other the Lessee) and of any mortgagees of such realty, that Equipment shall remain personal property and may be removed at the option of Lessor If Equipment is removed with the consent of Lessor, from the address s speeded above, Lessee shall advise Lessor of its exact location In any jurisdiction where the Uniform Commercial Cod is in effect Lessee grants to Lessor a security interest in the Equipment and any and all inventory, goods, equipment, machinery, futures, chattels, furniture, account receivable, contract rights, general intangibles, property and assets of any and every kind, wherever located, now or hereafter belonging to Lessee or in which Lessee may have any interest, and proceeds thereof, and agrees that any security interest generated by this agreement secures any and all obligations of Lessee ot any time owmg to CA, now existing and/or hereafter incurred and regardless of whether such may be contemplated ot the of execution hereof and whether acquired CA by assignment (from Lessor or any other person or persons) or otherwise Lessor may, for the purpose of inspection, ot all reasonable, enter upon an premises where Equipment is located and may remove Equipment forthwith, without notice to Lessee, if Equipment is, in the opinion of Lessor, being used beyond its capacity or in any manner improperly cared for or abused.

     If lessee fails to pay rent or any other amount hereunder when due or fails to pay when due any indebtness of Lessee to Lessor arising independently of this Lease or fails to perform any of the terms and provisions hereof or of any other agreement held by Lessor or changes its management, operations, ownership of its stock, or control, becomes insolvent or makes an assignment for the benefit of creditors or of any bankruptcy, receivership or other insolvency preceeding is instituted by or against Lessee or if Lessor shall at any time deem the Equipment in danger of misuse concealment or misappropriation or if Lessor shall deem itself insecure, then lessor may, without notice or demand, declare the unpaid aggregate amount of Total Rent for the entire term hereof (discounted to its then present value using as a rate the then Federal Reserve Discount Rate for the district of Lessee's residence), plus any additional rent, taxes, delinquency charges, collection charges and

     TERMS AND CONDITIONS HEREOF CONTINUED ON REVERSE SIDE
   LESSEE ACKNOWLEDGES RECEIPT OF A SIGNED, TRUE AND EXACT COPY OF THIS CONTRACT
 Accepted: Studiolink Corporation (SEAL) Interactive Technolgoes Corp, Inc(SEAL)

  21.0     Satellite Network Television

  21.1                 SECRETARY OF STATE

  [GRAPHIC OMITTED]   [GRAPHIC OMITTED][GRAPHIC OMITTED]


                      CORPORATE CHARTER

I, DEAN HELLER, the duly elected and qualified Nevada Secretary of State, do hereby certify that SATELLITE NETWORK TELEVISION did on April 9, 1996 file in this office the original Articles of Incorporation; that said Articles are now on file and of record in the office of the Secretary of State of Nevada, and further, that said Articles contain all the provisions required by the law of said State of Nevada.


                                 IN WITNESS WHEREOF, I have hereunto
                                 set my hand and



                                  by  Deborah Jennings
                                  Certification Clerk