Form 10KSB/A
period 1996-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1996-10-15
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                  FORM 10-KSB/A

                                 AMENDMENT NO. 3

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



                              Interactive Technologies Corporation, Inc.


                              by: /s/ Perry Douglas West
                                 Perry Douglas West, Chief Executive Officer


                              by: /s/ Joseph N.  Dambro
                                 Joseph N. Dambro, Director of Finance



Dated:  October 15, 1996