Form 10QSB
period 1996-08-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1996-10-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

     For the Quarter Ended                                  Commission File
     August 31, 1996                                        Number 0-19796


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


                                  407-953-4811
               (Registrant's telephone number including area code)


   Check mark  whether the issuer (1) filed all reports  required to be filed by
   Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes _____X_____ No __________


    The Registrant has 11,866,491 shares of common stock, par value $0.01 per share issued and outstanding as of August 31, 1996.

    Traditional Small Business Disclosure Format


                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                          Page No.


   Item 1.   Financial Statements                                         3
             Consolidated Balance Sheet as of August 31, 1996
             Consolidated Statement of Operations for the three
                months ended August 31, 1996 and  August 31, 1995
             Consolidated Statement of Cash Flows for the three
                months ended August 31, 1996 and August 31, 1995

   Item 2.   Management's Discussion and Analysis and                    10
                Plan of Operations


   PART II - OTHER INFORMATION                                           13


   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   PART I - FINANCIAL INFORMATION

   Item 1.        Financial Statements

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheets
                   For the Three Months Ended August 31, 1996

                                                 Assets
                                                             August 31,
                                                               1996
                                                   -----------------------------
                                                            (unaudited)
                                                   -----------------------------
Current Assets:
      Cash                                                      $        18,003
      Accounts receivable, trade                                         39,006
      Prepaid expenses and other assets                                  57,428
                                                   -----------------------------
                                                                        114,437
           Total current assets                    -----------------------------

Property and equipment, at cost, net of
$82,709 of accumulated depreciation                                   1,209,555
                                                   -----------------------------

Other Assets:

      Organizational costs, net of $1,734 of
         accumulated amortization                                         2,266

      License rights, net of $294,334 of
         accumulated amortization                                       670,666

      Proprietary software and
         trademark, net of $289,877
         of accumulated amortization                                  5,121,165
                                                   -----------------------------
                                                                      5,794,098
                                                   -----------------------------

                              Total Assets                      $     7,118,090
                                                   =============================




     Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheets
                   For the Three Months Ended August 31, 1996

                       Liabilities and Stockholders'Equity
                       -----------------------------------

                                                             August 31,
                                                               1996
                                                   -----------------------------
                                                            (unaudited)
                                                   -----------------------------
Current Liabilities:
      Accounts payable, trade                                   $       224,552

      Accrued Expenses
           Related Parties                                                    -
           Others                                                       222,289
      Contract of sale deposit                                          500,000
      Loans Payable
           Related Parties
           Others                                                       252,462
      Current portion of long-term liabilities                          348,295
                                                   -----------------------------

           Total current liabilities                                  1,547,598
                                                   -----------------------------

Long-term liabilities:
      License rights payable                                            499,573
      Capital lease obligation                                          873,070
      Convertible debentures payable                                    800,000
                                                   -----------------------------
                                                                      2,172,643

Commitments and contingencies:

Stockholders' equity:
      Common Stock $.01 par value;
            12,500,000 shares authorized,
           11,866,491 issued and outstanding                            118,665
      Paid-in capital in excess of par                                8,927,777
      Accumulated Deficit                                            (5,648,593)
                                                   -----------------------------
                                                                      3,397,849
                                                   -----------------------------

                                                                $     7,118,089
                                                   =============================




     Accompanying  notes  are an  integral  part of the  financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statements of Operations
               For the Three Months Ended August 31, 1996 and 1995

                                         August 31,             August 31,
                                           1996                   1995
                                   ---------------------- ----------------------
                                        (unaudited)            (unaudited)
                                   ---------------------- ----------------------
Revenue                             $      26,445               $      -
                                   ---------------------- ----------------------

Operating expenses:
    Depreciation                           47,454                      -
    Amortization                          240,809                      -
    General and administrative            991,534                 21,544
    Interest expense:
    Interest-Related parties                    -                 20,525
    Other                                  33,578                      -
                                   ---------------------- ----------------------

                                        1,313,375                 41,570
                                   ---------------------- ----------------------


Net Loss for Period                    (1,286,930)               (41,570)

Loss before income taxes               (1,286,930)               (41,570)

Provision for income taxes                      -                      -
                                   ---------------------- ----------------------

Net Loss                             $ (1,286,930)            $  (41,570)
                                   ====================== ======================


Net loss per share

              Primary                $        0.11             $     0.01
              Diluted                $        0.11             $     0.01





 Accompaning  notes  are an  integral  part  of the  financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
               For the Three Months Ended August 31, 1996 and 1995

                                               August 31,          August 31,
                                                  1996                1995
                                          ------------------ -------------------
                                              (unaudited)        (unaudited)
                                          ------------------ -------------------
Net Loss                                                           $ (41,570)
                                          ------------------ -------------------
Cash flows from operating activities:
  Cash flow from Operating Activites:
  Cash received from customers                $  19,232
  Cash paid to employees                       (204,084)
  Cash paid to suppliers                       (388,845)
  Interest paid:
       Stockholder
       Others                                      (909)
  Taxes paid                                          -
                                          ------------------ -------------------
  Net cash used in operating activities       $(574,607)
                                          ------------------ -------------------
Cash flows from investing activities:
  Purchase of property and equipment               (664)
  Capitalized software development
       reduction                                 50,000
                                          ------------------ -------------------
  Net cash used in investing
       activities                                49,336
                                          ------------------ -------------------

Cash flows from financing activities:
  Issuance of convertible debentures            300,000
  Common stock issued for cash                   61,602
  Promissory notes isssued                      252,462
  Contract of sale deposits received             98,099
  License rights payment                       (232,000)
                                          ------------------ -------------------
  Net cash provided by financing
       activities                               480,163
                                          ------------------ -------------------
Change in current assets and liabilities                              33,025

Net decrease in cash                            (45,108)              (8,545)
Cash at beginning of period                      63,114               11,745
                                          ------------------ -------------------
Cash at end of period                         $  18,003            $   3,200
                                          ================== ===================

       Accompaning notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
               For the Three Months Ended August 31, 1996 and 1995

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                             August 31,           August 31,
                                                1996                 1996
                                        -------------------- -------------------
                                             (unaudited)         (unaudited)
                                        -------------------- -------------------

Net loss                                   $(1,286,930)             $(41,570)
                                         -------------------- ------------------
Adjustments to reconcile net
loss to net cash used in
operating activities:

    Amortization                               240,809
    Depreciation                                47,452
    Increase in accounts receivable             (7,214)
    Increase in prepaid expenses                (8,275)
    Decrease in accounts payable              (138,250)
    Increase in accrued expenses               102,619
    Stock issued for supplies and services     475,182
                                          -------------------

    Total adjustments                          712,323
                                        -------------------- -------------------

    Net cash used in operating
        activities                           $(574,607)             $(41,570)
                                        ==================== ===================


                   Supplemental Schedule of Non-Cash Investing
                            and Financial Activities


Stocks issued for supplies and services      $ 475,182




      Accompaning notes are an integral part of the financial statements.

                    INTERACTIVE TECHNOLOGIES CORPORATION, INC
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization
   ------------

   Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. On October 20, 1995, the Company entered into a reverse acquisition transaction, described below, with Syneractive, Inc. (SI). SI was incorporated in the state of Florida on August 31, 1995. Prior to October 20, 1995, the Company was engaged primarily in the business of exploiting its rights under a license granted by CST Entertainment Imaging, Inc. The license gave the Company the exclusive right to colorize black-and-white film and videotape, including black-and-white theatrical films and television programs, which were originally produced for distribution primarily within European countries. However, the Company abandoned the business of exploiting the license (see Note 3) on October 18, 1995 as a result of being unable to realize any revenue from the license. SI, which was acquired in a reverse acquisition, obtained license rights from the Federal Communications Commission to operate interactive and data service systems in the Charleston - North Charleston, SC and Melbourne - Titusville-Palm Bay, Florida metropolitan areas.

   Syneractive, Inc. also acquired proprietary software and a trademark known as Rebate TV, which is a marketing and sales medium for a wide variety of products and services. Advertisers on Rebate TV will offer substantial rebates to the network's viewers through a unique interactive rebate program. Touch-tone phones will initially interact the network to secure earned rebates, and later the network will be accessed via wireless digital communications networks currently under development. The Rebate TV operations commenced April 15, 1996 and serves customers in the eastern United States. Management expects exploitation of the FCC licenses to commence in 1997. They intend to hire the necessary management personnel, raise additional capital and generate profitable operations needed to continue its existence.

   Syneractive, Inc. was dissolved on October 30, 1995.

   Reverse acquisition
   -------------------

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

   Consolidated principles
   -----------------------

   On April 9, 1996 the Company formed a wholly owned subsisiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. SNT operates television studios, a post production facility and satellite links. It produces commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers.

   The accompanying consolidated financial statements include the general accounts of the Company and SNT. All material intercompany accounts and balances have been eliminated in the consolidation.

   Basis of Presentation
   ---------------------

   The financial information presented as of any date other than May 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and the footnotes required by generally accepted accounting principals for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended May 31, 1996 contained in the Company's 10KSB Annual Report.

                  INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

   Management estimates
   --------------------

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

   Earnings per share
   ------------------

   Primary and fully diluted earnings per share amounts are based upon 11,816,787 for August 31, 1996 and 5,689,544 for August 31, 1995, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.


   2.   COMMITMENTS AND CONTINGENCIES

   Capital lease obligations
   -------------------------

   On March 27, 1996, the Company acquired various studio equipment under a capital lease obligation payable monthly through March 2001 with imputed interest at 11.0%, secured by the equipment and 250,000 common stock shares of the Company. As part of the transaction, the stockholder of the lessor/corporation purchased 50,000 common stock shares of the Company for $200,000 cash and received warrants to purchase 50,000 common stock shares at $2.00 per share. At August 31, 1996, the cost of equipment acquired under this lease and related accumulated depreciation totaled $1,100,000 and $65,476, respectively.

   Minimum future payments required under the above capital lease obligation is as follows:

    Year Ending                Total               Principal           Imputed
       May 31                                                          Interest

         1997               $287,646          $177,068                 $110,578
         1998                287,646           198,328                   89,318
         1999                287,646           222,140                   65,506
         2000                287,646           248,810                   38,836
         2001                239,705           203,792                   35,913
                           ---------          --------                   ------

                          $1,390,289        $1,050,138                 $340,151
                          ----------        ----------                 --------


   License fees payable
   --------------------

   The Company, through SI, has acquired licenses from the Federal Communications Commission to operate interactive video and data service systems in various metropolitan statistical areas (Note 1). The license rights are payable interest only, at 7.7 percent for two years with principal and interest payable monthly over the remaining three years of the licenses. Interest has been accrued from the date the license was formally issued.

   During the quarter, the Company has paid $232,000 to the FCC for the remaining balance due on the Charleston-North Charleston, South Carolina license.


   3.     CONVERTIBLE DEBENTURES

   During the quarter ended August 31, 1996, the Company issued $300,000 of 8% convertible debentures maturing July, 2001. The bonds are convertible into shares of the company's common stock at conversion prices of $4.00. In the event that the Company becomes a private company, the lenders have the right to immediately require redemption at a rate of 10% of par in the first year the Company becomes private plus an additional 1% for each year to redemption.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


   4.   INCOME TAXES

   The Company used the accrual method of accounting for tax and financial reporting purposes. At August 31, 1996, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $5,600,000. These carryforwards expire through the year 2010, and are further subject to the provisions of Internal Revenue Code Section 382.

   Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, net of a deferred tax liability related to amortization timing differences, in the amount of $1,907,259 which has been fully offset by a valuation allowance in the same amount.

   Item 2.         Management's Discussion and Analysis and Plan of Operations


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

   Development of Rebate TV(TM) basic programming by ITC was accomplished during the past fiscal year with Century III at Universal Studios, Florida. Established in 1976, Century III has serviced a widely diverse client base with high production values utilizing the latest and finest in production and post-production hardware. This includes local, regional, national and international projects for all four broadcast television networks, national cable networks such as Nickelodeon and HBO, major independent producers, advertising agencies and major corporate and governmental organizations such as Digital Equipment Corporation, Harris Corporation, General Electric, NCR, AT&T, Kodak, Polaroid, Walt Disney World, Harcourt Brace Jovanovich, FPL Group, Westinghouse, McDonnell Douglas, Martin Marietta, Rebok, International and NASA. The creative director for Rebate TV(TM) is Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I., "Simon & Simon", "Wings" and "The Twilight Zone". His commercial experience includes such clients as Cadillac(TM), Texaco, Coca Cola(TM), Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

   The computer development efforts related to Rebate TV(TM) were done at the Company's engineering offices in Melbourne, Florida, where the hardware and software designs and specifications were developed, tested and implemented during the last fiscal year, to:

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

         Post Production  :  Equipped Video and audio edit rooms for on and off line edits. 3-D Graphics and Paintbox edit rooms, voice over and audio facilities and control equipment.

         Satellite Links  :  Fully redundant C band and Ku band satellite uplinks and downlinks with support and playback equipment.

   These facilities were acquired to provide the Company the ability to completely produce and distribute its own programming in-house. However, the Company operates this facility as a full-service studio and broadcast facility available to the business community and realizes revenues from providing contract services from its facilities and from remote sports and general subject broadcasts. (These include such services as video conferencing, and television and video program production for educational, commercial and corporate videos.) The Company began major renovations to these facilities in May, 1996, and has been operating at a reduced level during renovations. The renovations are currently scheduled to be complete in October of 1996.

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

    The Company has purchased equipment for its Charleston-North Charleston, SC license, which is in storage in Melbourne, Florida until the Company is ready for installation in Charleston. The Company has under contract the sale of 90% of this ownership of this license and equipment and has reserved rights to provide programming to this license area when it is in operation.

   The Company is reviewing alternative uses and equipment proposals for its Melbourne-Titusville-Palm Bay, FL license and expects to proceed to install a system for this license within the next 24 - 36 months.

1.The Veronicas,Shudder & Associates Communications Industry Forecast,July 1994
   ----------------------------------------------------------------------------

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

   This plan commenced during May 1996. In addition to the Rebate TV(TM) programs, the company has filed and had accepted Trademark applications with the United States Patent and Trademark Office for "Rebate TV" and for "DEAL! DEALS! DEALS!" (a direct shopping program which the Company has produced).

   The Company has produced in conjunction with Nightwing Entertainment Group, Inc./Petsville USA a series of direct sale pet product shows which it expects to air during the 4th calendar quarter of 1996 and beyond.

   The Company has acquired movie and television rights for one year to Special Treatment a novel currently in print.

   The Company through its SNT subsidiary currently has in development and preproduction a series of Bowling Tournament shows produced in conjunction with the New Jersey Bowling Proprietors Association scheduled to air fourth calendar quarter of 1996 and/or first quarter of 1997.

   The Company has in addition under this plan a number of projects under consideration and review. To date, revenue from these activities has been limited to the Rebate TV(TM) television program, and to a limited showing of its DEAL! DEALS! DEALS! program.There is associated with each of these shows and projects a lead time or advance period necessary for development and scheduling. In addition, the company may elect to sell outright or resell any of these properties.

   The Company does not expect to receive material revenues from these projects other than Rebate TV(TM) program until calendar year 1997. The Company believes that it can meet its cash requirements during the second quarter of the fiscal year, but expects to require additional funds over the next 12 months for the expansion and addition of markets for its products and operations. Although the Company has no written commitments for additional funds, it believes that it can raise additional cash required from private sources.

   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings:                                             None

   Item 2.   Changes in Securities:                                         None

   Item 3.   Defaults upon Senior Securities:                               None

   Item 4.   Submission of Matters to a Vote of Security Holders:           None

   Item 5.   Other Information:                                             None

   Item 6.   Exhibits and Reports on Form 8-K                               None

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Interactive Technologies Corporation, Inc.



                                  By:         /s/  Perry Douglas West
                                     -------------------------------------------
                                     Perry Douglas West, Chief Executive Officer


   Dated: October 15, 1996