Form 10QSB
period 1996-11-30
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-01-10
CIK 883041

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10-QSB

                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                    Commission File
   November  30, 1996                                        Number 0-19796


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
               (Exact name of registrant as specified in charter)


   Wyoming                                                      98-0120805

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

                          Yes _____X_____ No __________


The Registrant has 12,159,863 shares of common stock, par value $0.01 per share issued and outstanding as of November 30, 1996.

Traditional Small Business Disclosure Format.


                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                          Page No.


Item 1. Financial Statements                                               2-10
        Consolidated Balance Sheet as of November 30, 1996
        Consolidated Statement of Operations for the three
             months ended November 30, 1996 and  November 30, 1995
        Consolidated Statement of Operations for the six
             months ended November 30, 1996 and November 30, 1995
        Consolidated Statement of Cash Flows for the six months ended November 30, 1996 and November 30, 1995

Item 2. Management's Discussion and Analysis and                          11-13
             Plan of Operations


PART II - OTHER INFORMATION                                               13


Item 1. Legal Proceedings                                                 13

Item 2. Changes in Securities                                             13

Item 3. Defaults upon Senior Securities                                   13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheet
                                November 30,1996

                                     Assets
                                                              NOVEMBER 30,
                                                                  1996
                                                        ------------------------
                                                               (unaudited)
                                                        ------------------------
Current Assets:

      Cash                                                    $    14,941
      Accounts receivable, trade                                   43,698
      Notes receivable                                            150,000
      Prepaid expenses and other assets                            63,703
                                                        ------------------------

            Total current assets                                  272,342
                                                        ------------------------
Property and equipment, at cost, net of
$130,164 of accumulated depreciation                            1,162,101
                                                        ------------------------

Other Assets:

      Organizational costs, net of $1,934 of
            accumulated amortization                                2,066
      License rights, net of $ 236,250 of
            accumulated amortization                              438,750
      Proprietary software and trademark,
            net of $483,129 of accumulated amortization         4,927,914
                                                        ------------------------
                                                                5,368,730
                                                        ------------------------

                              Total Assets                    $ 6,803,173
                                                        ========================



      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheet
                                November 30,1996

                       Liabilities and Stockholders'Equity
                       -----------------------------------

                                                               NOVEMBER 30,
                                                                  1996
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Liabilities:
      Accounts payable, trade                                 $   190,795
      Accrued Expenses
            Related Parties                                             -
            Others                                                304,937
      Loans Payable
            Related Parties                                             -
            Others                                                144,200
      Current portion of long-term liabilities                    338,326
                                                       -------------------------
            Total current liabilities                             978,258
                                                       -------------------------

Long-term liabilities:
      License rights payable                                      499,573
      Capital lease obligation                                    873,070
      Convertible debentures payable                              800,000
                                                      --------------------------

                                                                2,172,643

Commitments and contingencies:

Stockholders' equity:
      Common Stock $.01 par value
             12,500,000 shares authorized,
             12,159,863 issued and outstanding                    121,599
      Paid-in capital in excess of par                          9,600,893
      Accumulated deficit                                      (6,070,220)
                                                       -------------------------

                                                                3,652,272
                                                       -------------------------

                                                              $ 6,803,173
                                                       =========================



      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statements of Operations
                  For the Three Months Ended November 30, 1996

                                        NOVEMBER 30,               NOVEMBER 30,
                                            1996                       1995
                                    -------------------      -------------------
                                        (unaudited)               (unaudited)
                                    -------------------      -------------------
Revenue                                   $    215,062             $          -
                                    -------------------      -------------------
Other income                                       129                        -

Operating expenses:
     Depreciation                               47,454                        -
     Amortization                              236,868                    16,150
     General and administrative                607,602                    48,600
     Interest expense:                                                        -
         Stockholder                                                       6,843
         Other                                  56,393                     6,627
     Management Fee-stockholder                                           16,666
                                    --------------------     -------------------
                                               948,318                    94,886

                                    --------------------     -------------------
Loss from operations                          (733,127)                 (94,886)

Gain on disposition of joint
    venture interest                                 -                   701,865

Gain on sale of 90% of
     Charleston license                        311,500                        -

Income/(loss) before income taxes             (421,627)                  606,979
Provision for income taxes                           -                         -
                                    ---------------------    -------------------

Net income/(loss)                          $  (421,627)             $    606,979
                                    =====================    ===================



Net income/(loss) per share
               Primary                   $     (0.04)               $       0.06
               Diluted                   $     (0.04)               $       0.06






      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statements of Operations
                   For the Six Months Ended November 30, 1996

                                        NOVEMBER 30,            NOVEMBER 30,
                                           1996                     1995
                                    ---------------------    -------------------
                                        (unaudited)              (unaudited)
                                    ---------------------    -------------------
Revenue                               $    241,508              $             -
                                    ---------------------    -------------------
Other Income                                   129                            -

Operating expenses:
          Depreciation                      94,909                            -
          Amortization                     477,729                       16,150
          General and administrative     1,599,085                       70,144
               Interest expense:
                    Stockholder                  -                       27,368
                    Other                   89,971                        6,627
           Management Fee-stockholder            -                       16,666
                                    ---------------------    -------------------
                                         2,261,694                      136,955
                                    ---------------------    -------------------

Loss from operations                    (2,020,057)                    (136,955)

Gain on disposition of
     joint venture interest                                             701,865

Gain on sale of 90% of
     Charleston license                    311,500                            -

 Income/(loss) before income taxes      (1,708,557)                     564,910

Provision for income taxes                       -                            -
                                    ---------------------    -------------------
Net income/(loss)                      $(1,708,557)             $       564,910
                                    =====================    ===================

Net income/(loss) per share
               Primary                  $    (0.14)              $      0.07
               Diluted                  $    (0.14)              $      0.07






      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
                   For the Six Months Ended November 30, 1996

                                              NOVEMBER 30,         NOVEMBER 30,
                                                  1996                 1995
                                            ----------------    ----------------
                                               (unaudited)         (unaudited)
                                            ----------------    ----------------
Cash flows from operating activities:
   Cash received from customers                 $  79,731            $        -
   Cash paid to employees                        (390,659)               (6,262)
   Cash paid to suppliers                        (769,376)              (27,340)
   Interest paid:
     Stockholder                                        -                     -
     Others                                       (32,252)                    -

   Net cash used in operating activities       (1,112,556)              (33,602)
                                            ----------------    ----------------
Cash flows from investing activities:
   Purchase of property and equipment                (665)              (13,966)
   Capitalized software development reduction      50,000                     -
   License rights payment                        (232,000)                    -
   Capital lease obligation payment                (9,826)
   Changes in other assets, net                         -                (2,350)
   Net cash used in investing
       activities                                (192,491)              (16,316)
                                            ----------------    ----------------
Cash flows from financing activities:
   Issuance of convertible debentures             300,000               250,000
   issuance of common stock in reverse
       acquisition                                      -                20,861
   Proceeds from note payable
        stockholder corporation                         -                 1,000
   Common stock issued for cash                   714,775                     -
   Promissory notes issued for cash               144,000                     -
   Contract of sale deposits received              98,099                 5,000

   Net cash provided by financing activities    1,256,874               276,861
                                            ----------------    ----------------
Net decrease in cash                              (48,173)              226,943

Cash at beginning of period                        63,114                11,745
                                            ----------------    ----------------

Cash at end of period                          $   14,941             $ 238,688
                                            ================    ================




      Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
                   For the Six Months Ended November 30, 1996

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                               NOVEMBER 30,        NOVEMBER 30,
                                                  1996                 1995
                                           ------------------    ---------------
                                               (unaudited)         (unaudited)
                                           ------------------    ---------------
Net loss                                        $(1,708,557)       $    558,261

Adjustments to reconcile net
    income/loss to net cash used in
        operating activities

    Amortization                                    477,729              16,150
    Depreciation                                     94,909                 267
    Increase in accounts receivable                 (11,906)
    Increase in notes receivable                   (150,000)
    Decrease in accounts payable                   (172,007)             41,309
    Increase in prepaid expenses                    (14,550)
    Increase in other accrued expenses              185,267               8,242
    Increase in accrued management                        -
       fees payable, stockholder                          -              16,666
    Increase in accrued interest                          -
       payable,stockholder                                -              27,368
    Stock issued for supplies and service           498,059
    Gain on disposition of joint
       venture interest                                   -            (701,865)
    Gain on sale of Charleston license             (311,500)

    Total adjustments                               596,001            (591,863)

    Net cash used in operating activities       $(1,112,556)        $   (33,602)
                                            =================   ================


                   Supplemental Schedule of Non-Cash Investing
                            and Financial Activities


Stocks issued for supplies and service          $   498,059

Issuance of common stock for assets,
    net of various liabilities
    in reverse acquisition transaction                             $  4,830,386

Disposition of joint venture interest
     in exchange for note payable and
     accrued interest and management fees
     payable                                                       $    701,865

Capitalized program development costs
     incurred for accounts payable, trade                          $    113,883




       Accompanying notes are an integral part of the financial statement

                    INTERACTIVE TECHNOLOGIES CORPORATION, INC
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. On October 20, 1995, the Company entered into a reverse acquisition transaction, described below, with Syneractive, Inc.
(SI). SI was incorporated in the state of Florida on August 31, 1995. Prior to October 20, 1995, the Company was engaged primarily in the business of exploiting its rights under a license granted by CST Entertainment Imaging, Inc. The license gave the Company the exclusive right to colorize black-and-white film and videotape, including black-and-white theatrical films and television programs, which were originally produced for distribution primarily within European countries. However, the Company abandoned the business of exploiting the license (see Note 3) on October 18, 1995 as a result of being unable to realize any revenue from the license. SI, which was acquired in a reverse acquisition, obtained license rights from the Federal Communications Commission to operate interactive and data service systems in the Charleston - North Charleston, SC and Melbourne - Titusville - Palm Bay, Florida metropolitan areas.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


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

Earnings per share
------------------

Primary and fully diluted earnings per share amounts are based upon 11,888,029 for November 30, 1996 and 9,510,423 for November 30, 1995, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

2. COMMITMENTS AND CONTINGENCIES

Capital lease obligations
-------------------------

On March 27, 1996, the Company acquired various studio equipment under a capital lease obligation payable monthly through March 2001 with imputed interest at 11.0%, secured by the equipment and 250,000 common stock shares of the Company. As part of the transaction, the stockholder of the lessor/corporation purchased 50,000 common stock shares of the Company for $200,000 cash and received warrants to purchase 50,000 common stock shares at $2.00 per share. At November 30, 1996, the cost of equipment acquired under this lease and related accumulated depreciation totaled $1,100,000 and $104,762, respectively.

Minimum future payments required under the above capital lease obligation is as follows:

    Year Ending     Total             Principal                 Imputed
       May 31                                                   Interest

         1997       $287,646          $177,068                  $110,578
         1998        287,646           198,328                    89,318
         1999        287,646           222,140                    65,506
         2000        287,646           248,810                    38,836
         2001        239,705           203,792                    35,913
                     -------          --------                    ------

                  $1,390,289        $1,050,138                  $340,151
                  ----------        ----------                  --------

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


3. CONVERTIBLE DEBENTURES

During the six months ended November 30, 1996, the Company issued $300,000 of 8% convertible debentures maturing July, 2001. The bonds are convertible into shares of the company's common stock at conversion prices of $4.00. In the event that the Company becomes a private company, the lenders have the right to immediately require redemption at a rate of 10% of par in the first year the Company becomes private plus an additional 1% for each year to redemption.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



4. INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At November 30, 1996, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $6,100,000. These carryforwards expire through the year 2010, and are further subject to the provisions of Internal Revenue Code Section 382.

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, net of a deferred tax liability related to amortization timing differences, in the amount of $2,063,875 which has been fully offset by a valuation allowance in the same amount.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FISCAL YEAR 1996 AND INTERIM PERIOD FROM JUNE 1, 1996
THROUGH NOVEMBER 30, 1996.

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

     ITC  looks to  Rebate  TV(TM) to  attract  its share of the  Communications
Industry end-user market estimated to be $189.3 billion by 1998. Interactive digital media is projected to remain the fastest growing category in the industry.1

     Internet Access. ITC's Internet home pages for use with Rebate TV(TM) allow viewers to access the program's data base through the Internet. It allows them to view the status of their accounts, enter vendor rebate claims, and later will allow viewers to access a variety of products and services associated with Rebate TV(TM) which the Company expects to include. Rebate TV(TM) is located at http://www.INET-USA.com/RTV.

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

     In furtherance of its network creation activities, the Company is initiating an affiliate program by market demographic area. Under this program, the Company pre sells 10 of the 14 minute program segments per one half hour program to the affiliate in the designated market area who is responsible to local program affiliate operations. The initial affiliate market under this program is Dayton, Ohio. The Company expects these affiliate operations to get into operation from 120 to 180 days per market. However, until the first 3-6 markets are established in this manner, there is not assurance that any particular market can get underway during this period.
--------
1 The Veronicas, Shudder & Associates Communications Industry Forecast,July 1994
   ----------------------------------------------------------------------

     Satellite Network Television (SNT). The company formed Satellite Network Television, Inc. (SNT) a Nevada corporation, to operate its facilities in Princeton, New Jersey. These facilities consist of three basic segments:

         o Studio Operations: Complete studio and control room facilities including studio cameras, XY lighting, preset lighting board and recording facilities.
         o Post Production: Equipped Video and audio edit rooms for on and off line edits. 3-D Graphics and Paintbox edit rooms, voice over and audio facilities and control equipment.
         o Satellite Links: Fully redundant C band and Ku band satellite uplinks and downlinks with support and playback equipment.

     These facilities were acquired to provide the Company the ability to completely produce and distribute its own programming in-house. However, the Company operates this facility as a full-service studio and broadcast facility available to the business community and realizes revenues from providing contract services from its facilities and from remote sports and general subject broadcasts. (These include such services as video conferencing, and television and video program production for educational, commercial and corporate videos.) The Company began major renovations to these facilities in May, 1996, and has been operating at a reduced level during renovations. The renovations are currently still under way and the Company expects a delayed opening during the first calendar quarter of 1997 .

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

     During the quarter, the Company concluded the sale of the Charleston license. The Company retains a 10% interest to the profits generated by the license.

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

     The Company has acquired movie and television rights for one year to Special Treatment and to Overboard, novels currently in print. The company has begun soliciting interest in these properties, however no production or production agreements are in place and there is no assurance that any agreement will be completed during the term of the rights.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $215,062, up from $0 for the same period for the previous year. Operating expenses for the Quarter reported increased to $948,318 from $94,886 the previous year. Increased expenses were due to the company's operations directed at expansion of Rebate TV(TM) into the national market. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentage as it expands into additional markets.

     During the first six months of the current fiscal year, the Company received $714,775 from the private sale of its common stock and an additional $144,000 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV(TM) until the second half of calendar year 1997. Although the Company has no written commitments for additional funds, it believes that it can raise additional cash required for expansion of its markets through private sources. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

PART II - OTHER INFORMATION

Item I.       Legal Proceedings:                                           None

Item 2.       Changes in Securities

     During the Quarter reported, the Company issued a total of 250,000 shares of common stock by a private placement which was further intended to comply with Regulation S. Those share certificates were dated October 29, 1996 and were forwarded for delivery at least a week or two after that. The parties, all accredited investors, each paid as of October 10, 1996 $2.62 per share for the following shares:

     The Company pursuant to an existing Employee Stock Option Plan of 1996 filed pursuant to S-8 under which the following shares have been issued during the reported Quarter with the share values indicated:

11.8.96  Paul S. Weldin             250 shares                        $2.00 CE
11.8.96  Sky Box Associates       5,637 shares                        $3.50  V
9.30.96  Dan Lehl                20,000 shares                        $3.75  CE

(CE)     consultant-employee
(V)      vendor


Item 3.  Defaults upon Senior Securities:                              None

Item 4.  Submission of Matters to a Vote of Security Holders:          None

Item 5.  Other Information                                             None

Item 6.  Exhibits and Reports on Form 8-K                              None