Form 10QSB/A
period 1996-11-30
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-01-13
CIK 883041

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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


                          Yes _____X_____ No __________

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melbourne, State of Florida, on January _______ , 1997.




                              Interactive Technologies Corporation, Inc.


                              by: /s/ Perry Douglas West
                                  ---------------------------
                                  Perry Douglas West, Chief Executive Officer