Form 10QSB
period 1997-02-28
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-04-14
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                       Commission File
   February 28, 1997                                            Number 0-19796


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
               (Exact name of registrant as specified in charter)


   Wyoming                                                         98-0120805

   (State or other                                              (IRS Employer
   jurisdiction of                                         Identification No.)
   incorporation)


                         102 South Harbor City Boulevard
                            Melbourne, Florida 32901
                    (address of Principal Executive Offices)

                                  407-953-4811
               (Registrant's telephone number including area code)


   Check mark  whether the issuer (1) filed all reports  required to be filed by
   Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes_____X____  No __________

   The Registrant has 12,139,865 shares of common stock, par value $0.01 per share issued and outstanding as of February 28, 1997.

   Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.   Financial Statements                                        2-10

               Balance Sheet as of  February 28, 1997
               Statement of Operations for the three
                    months and nine months ended
                    February 28, 1997 and February 29, 1996
               Statementof Cash Flows for the nine month
                    ended February 28, 1997 and
                    February 29, 1996
               Notes to Financial Statements

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

   Item 2.   Changes in Securities

   Item 3.   Defaults upon Senior Securities
   Item 4.   Submission of Matters to a Vote of Security Holders
   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------


               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheet
                                February 28,1997


                                      Assets                       Page 1 of 2
                                      ------

                                                              FEBRUARY,28
                                                                  1997
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Assets:
       Cash                                                      $       15,851
       Accounts receivable, trade                                        33,935
       Notes receivable                                                 150,000
       Prepaid expenses and other assets                                 71,167
                                                       -------------------------

            Total current assets                                        270,953
                                                       -------------------------

Property and equipment, at cost, net of
$177,778 of accumulated depreciation                                  1,118,080
                                                       -------------------------

Other Assets:

       Organizational costs, net of $2,134 of
            accumulated amortization                                      1,866
       License rights, net of $ 270,000 of
            accumulated amortization                                    405,000
       Proprietary software and trademark,
            net of $676,380 of accumulated amortization               4,734,662
                                                       -------------------------



                                 Total Assets                    $    6,530,562
                                                       =========================





      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                           Consolidated Balance Sheet
                                February 28,1997

                                                                    Page 2 of 2


                       Liabilities and Stockholders'Equity

                                                              FEBRUARY,28
                                                                 1997
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Liabilities:
       Accounts payable, trade                                   $      269,174
       Accrued Expenses
            Related Parties
            Others                                                      450,172
       Loans Payable
            Related Parties
            Others                                                      221,200
       Current portion of long-term liabilities                         338,326
                                                       -------------------------

            Total current liabilities                                 1,278,871
                                                       -------------------------

Long-term liabilities:
       License rights payable                                           499,573
       Capital lease obligation                                         873,070
       Convertible debentures payable                                   800,000
                                                       -------------------------
                                                                      2,172,643

Commitments and contingencies:                                                -

Stockholders' equity:
       Common Stock $.01 par value
             12,500,000 shares authorized,
             12,159,863 issued and outstanding                          121,399
       Paid-in capital in excess of par                               9,623,970
       Accumulated deficit                                           (6,666,322)
                                                       -------------------------
                                                                      3,079,048
                                                       -------------------------

                                                                 $    6,530,562
                                                       =========================


      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statements of Operations
                  For the Three Months Ended February 28, 1997


                                          FEBRUARY,28              FEBRUARY,29
                                              1997                     1996
                                        ---------------          ---------------
                                          (unaudited)              (unaudited)
                                        ---------------          ---------------

Revenue                                 $       12,953             $          -
                                        ---------------          ---------------


Operating expenses:
     Depreciation                               47,614                        -
     Amortization                              227,202                   48,450
     General and administrative                238,751                   68,064
     Interest expense:                                                        -
          Stockholder                                                         -
          Other                                 74,988                   22,194
     Management fee-stockholder
                                        ---------------          ---------------
                                               588,555                  138,708

                                        ---------------          ---------------
Loss from operations                          (575,603)                (138,212)

Income/(loss) before income taxes             (575,603)                (138,212)

Provision for income taxes                           -                        -
                                        ---------------          ---------------

Net income/(loss)                       $     (575,603)          $     (138,212)
                                        ===============          ===============



Net income/(loss) per share

             Primary                    $        (0.05)                   (0.01)
             Diluted                    $        (0.05)                   (0.01)





      Accompaning notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statements of Operations
                   For the Nine Months Ended February 28, 1997


                                            FEBRUARY,28             FEBRUARY,29
                                               1997                    1996
                                        -----------------        ---------------
                                            (unaudited)             (unaudited)
                                        -----------------        ---------------
Revenue                                       $ 254,460                $ 14,147
                                        -----------------        ---------------

Other Income                                        129                       -

Operating expenses:
     Depreciation                               142,523                       -
     Amortization                               704,930                  64,600
     General and administrative               1,858,335                 154,592
     Interest expense:
          Stockholder                                 -                  27,368
          Other                                 164,959                  28,821
     Management fee-stockholder                       -                  16,666
                                        -----------------        ---------------

                                              2,870,748                 292,047
                                        -----------------        ---------------
Loss from operations                         (2,616,159)               (277,899)

Gain on disposition of
     joint venture interest                                             701,865

Gain on sale of 90% of
     Charleston license                         311,500                       -

 Income/(loss) before income taxes           (2,304,659)                423,966

Provision for income taxes                            -                       -
                                        -----------------        ---------------

Net income/(loss)                         $  (2,304,659)          $     423,966
                                        =================        ===============


Net income/(loss) per share
             Primary                            $ (0.19)          $        0.06
             Diluted                            $ (0.19)          $        0.06


      Accompaning notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
                   For the Nine Months Ended February 28, 1997


                                                FEBRUARY,28        FEBRUARY,29
                                                   1997                1996
                                              --------------      --------------
                                                (unaudited)         (unaudited)
                                              --------------      --------------
Cash flows from operating activities:
    Interest income received                  $         -          $        516
    Cash received from customers                  102,446                     -
    Cash paid to employees                       (427,489)             (218,902)
    Cash paid to suppliers                       (850,831)             (173,774)
    Interest paid:
      Stockholder
      Others                                      (32,252)               (5,767)
 Net cash used in operating activities         (1,208,126)             (397,927)
                                              --------------      --------------

Cash flows from investing activities:
    Dposit from contract sale                                            88,219
    Purchase of property and equipment             (4,260)              (52,595)
    Capitalized software development reduction     50,000
    License rights payment                       (232,000)
    Capital lease obligation payment               (9,826)
    Changes in other assets, net                                         (2,350)
 Net cash used in investing activities           (196,086)               33,274
                                              --------------      --------------

Cash flows from financing activities:
    Issuance of convertible debentures            300,000               450,000
    Issuance of common stock in
          reverse acquisition                                            20,861
    Proceeds from note payable
          stockholder corporation                                         1,000
    Common stock issued for cash                  737,650
    Promissory notes isssued for cash             221,200
    Contract of sale deposits received             98,099
 Net cash provided by financing activities      1,356,949               471,861
                                              --------------      --------------

Net change in cash                                (47,263)              107,208

Cash at beginning of period                        63,114                11,745
                                              --------------      --------------

Cash at end of period                       $      15,851          $    118,953
                                              ==============      ==============


      Accompaning notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                                 And Subsidiary
                      Consolidated Statement of Cash Flows
                   For the Nine Months Ended February 28, 1997

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities


                                               FEBRUARY,28          FEBRUARY,29
                                                   1997                 1996
                                              -------------        -------------
                                               (unaudited)          (unaudited)
                                              -------------        -------------
Net income/loss                              $  (2,304,659)       $     420,049

Adjustments to reconcile net
 income/loss to net cash used in
 operating activities:
    Amortization                                   759,034               64,600
    Depreciation                                   142,523                2,292
    Increase in accounts receivable                 (2,143)              (2,920)
    Increase in notes receivable                  (150,000)                   -
    Decrease in accounts payable                   (86,622)              63,553
    Increase in prepaid expenses                   (21,918)
    Increase/decrease in other
          accrued expenses                         269,100              (25,771)
    Increase in accrued management
          fees payable, stockholder                      -               16,666
    Increase in accrued interest payable,
           stockholder                                   -               27,368
    Stock issued for supplies and services         498,059
    Gain on disposition of joint
          venture interest                               -             (701,865)
    Gain on sale of Charleston license            (311,500)
    Increase in capitalized program
          development costs                              -             (261,899)
    Total adjustments                            1,191,059             (817,976)

    Net cash used in operating activities    $  (1,208,126)       $    (397,927)
                                             ==============       ==============


      Supplemental Schedule of Non-Cash Investing and Financial Activities


Stocks issued for supplies
     and services                            $     498,059

Issuance of common stock for assets,
     net of various liabilities in
     reverse acquisition transaction                              $   4,830,386

Disposition of joint venture interest
     in exchange for note payable
     and accrued interest and managment
     fees payable                                                 $     701,865



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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


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

Earnings per share
------------------

     Primary  and  fully   diluted  earnings per  share  amounts  are based upon
11,972,509 for February 28, 1997 and 11,660,790 for February 29, 1996,  weighted effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

2.    COMMITMENTS AND CONTINGENCIES

 Capital lease obligations
 -------------------------

     On March 27, 1996, the Company acquired various studio equipment under a capital lease obligation payable monthly through March 2001 with imputed interest at 11.0%, secured by the equipment and 250,000 common stock shares of the Company. As part of the transaction, the stockholder of the lessor/corporation purchased 50,000 common stock shares of the Company for $200,000 cash and received warrants to purchase 50,000 common stock shares at $2.00 per share. At February 28, 1997, the cost of equipment acquired under this lease and related accumulated depreciation totaled $1,100,000 and $153,823, respectively.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



3.    CONVERTIBLE DEBENTURES

     During the nine months ended February 28, 1997, the Company issued $300,000 of 8% convertible debentures maturing through April 2001. The bonds are convertible into shares of the company's common stock at conversion prices of $1.00 to $3.75. In the event that the Company becomes a private company, the lenders have the right to immediately require redemption at a rate of 10% of par in the first year the Company becomes private plus an additional 1% for each year to redemption.

 5.    INCOME TAXES

     The Company used the accrual method of accounting for tax and financial reporting purposes. At February 28, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $6,600,000. These carryforwards expire through the year 2010, and are further subject to the provisions of Internal Revenue Code Section 382.

     Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, net of a deferred tax liability related to amortization timing differences, in the amount of $2,266,549 which has been fully offset by a valuation allowance in the same amount, as follows:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL YEAR 1996 AND INTERIM PERIOD FROM NOVEMBER 30, 1996 THROUGH FEBRUARY 28, 1997.

     The Company's research and development efforts consumed the technical efforts of the Company from October 1995 through the airing of Rebate TV on April 15, 1996, and involved two basic areas: the television programming for the shows, and the data management and computer interface development efforts for the interaction with the retailers and the consumers. None of this expense will be borne directly by the retailers or the consumers, but will be recouped through profits as the Company expands its markets.

     Development of Rebate TV basic programming by ITC has been done during the fiscal year with Century III at Universal Studios, Florida. Established in 1976, Century III has serviced a widely diverse client base with high production values utilizing the latest and finest in production and post-production hardware. This includes local, regional, national and international projects for all four broadcast television networks, national cable networks such as Nickelodeon and HBO, major independent producers, advertising agencies and major corporate and governmental organizations such as Digital Equipment Corporation, Harris Corporation, General Electric, NCR, AT&T, Kodak, Polaroid, Walt Disney World, Harcourt Brace Jovanovich, FPL Group, Westinghouse, McDonnell Douglas, Martin Marietta, Reebok, International and NASA. The creative director for Rebate TV is Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I., "Simon & Simon", "Wings" and "The Twilight Zone". His commercial experience includes such clients as Cadillac, Texaco, Coca Cola, Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

     The computer development efforts related to Rebate TV were done at the Company's engineering offices in Melbourne, Florida, where the hardware and software designs and specifications were developed, tested and implemented during the current fiscal year, to:

         (*) manage the large amounts of data and transactions involved in collecting and verifying sales information from the Rebate TV retailers;
         (*) calculate the rebates, record the credits, and issue the checks to the consumer;
         (*) accommodate and record the telephone rebate requests, and provide automated participation information to the public.

     ITC looks to Rebate TV to attract its share of the Communications Industry end-user market estimated to be $189.3 billion by 1998. Interactive digital media is projected to remain the fastest growing category in the industry.1

     Internet Access. ITC's Internet home pages for use with Rebate TV allow viewers to access the program's data base through the Internet. It allows them to view the status of their accounts, enter vendor rebate claims, and later will allow viewers to access a variety of products and services associated with Rebate TV which the Company expects to include. Rebate TV is located at http://www.rebatetv.com.

     Network Operations. ITC is in development and production of its own television channel and is scheduled to distribute its Rebate TV video programming in this format to customers. The Company's distribution plan currently provides for distribution of this programming started in the central Florida markets to expand from there. Overall, during the next 18-36 months, the Company's plan calls for the Rebate TV to expand into 25 of the top national markets within three years from the date of first broadcast. The Company expects to hire as many as 50 additional employees over the next 24 months to support the operation of this programming and to continue to develop and refine the programming as the Company adds markets for these services.

     In furtherance of its network creation activities, the Company initiated an affiliate program by market demographic area. Under this program, the Company pre sells 10 of the 14 minute program segments per one half hour program to the affiliate in the designated market area who is responsible to local program affiliate operations. The initial affiliate market under this program is Dayton, Ohio however this market is not yet open and until the first 3-6 markets are established in this manner, there is no assurance that any particular market can or will get underway during this period. The Company will make a decision during the next quarter whether or not to continue this method of expansion.
--------
1 The Veronicas, Shudder & Associates Communications Industry Forecast,July 1994
   ----------------------------------------------------------------------

     The Company has negotiated a strategic alliance with Bottom Line,Inc., an Atlanta, Georgia production andpost production facility and expects to move the majority of its production to their facilities during the next 12 months. The Company has withdrawn from an undertaking with Satellite Network Television, Inc. and will not be looking to those facilities for its production services in the future.

     Interactive Video and Data Services. As part of ITC's commitment to the evolution of interactive television, its Federal Communications Commission Interactive Video and Data Services (IVDS) radio station license in the Melbourne-Titusville-Palm Bay, FL and a 10% interest in Charleston-North
Charleston, SC service areas represent an additional enhancement to the Company's programming distribution. These licenses have a duration of an initial five years, and are renewable if all conditions of the license are met. IVDS, a two way communications system, will allow viewers to take an active role in systems delivered through broadcast television, cable television, wireless cable, direct broadcast satellite or other future television delivery methods. IVDS is regulated as a personal radio service under the rules of the FCC which has allocated spectrum in the 218-219 MHz range for its use. IVDS systems are designed to operate with a hand-held remote control device that controls the interactive set top device on the subscriber's television set. A viewer would interact with the TV station through a radio signal using an IVDS frequency.

     The Company is reviewing alternative uses and equipment proposals for its Melbourne-Titusville-Palm Bay, FL license and expects to proceed to install a system for this license within the next 24 - 36 months.

     Although ITC will run its Rebate TV and other programs on its own service area systems, the programs it develops are intended for use on various interactive delivery systems and are not specific to Interactive Video and Data Services systems. They are marketed to all of these various delivery systems. For broadcast of Rebate TV programming the Company currently uses and plans to use standard video media distribution methods such as cable, broadcast stations, wireless cable and direct broadcast satellite. Although the Company has designed its programs to utilize an IVDS return link (a "return link" is the method by which data is sent from the consumer or viewer back to the originator of the program), they are also designed to accommodate other return links such as the telephone. The Company has purchased equipment and software to provide a telephone return link as an interim return link for its own license areas as well as other areas where it is providing programming, to be utilized where IVDS is not available; until the installation an operation of the IVDS equipment as a return link is completed as well as for use with non subscribers to IVDS.

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

     This plan commenced during the last month of the fiscal year. In addition to the Rebate TV programs, the company has filed and had accepted Trademark applications with the United States Patent and Trademark Office for "Rebate TV", "Television and pays you to shop" and for "DEAL! DEALS! DEALS!" (a direct shopping program which the Company has produced).

     The Company has acquired movie and television rights for one year to Special Treatment and to Overboard, novels currently in print. The company has begun soliciting interest in these properties, however no production or production agreements are in place and there is no assurance that any agreement will be completed during the term of the rights.

     The Company has in addition under this plan a number of projects under consideration and review. To date, revenue from these activities has been limited to the Rebate TV television program, and to a limited showing of its DEAL! DEALS! DEALS! program. There is associated with each of these shows and projects a lead time or advance period necessary for development and scheduling. In addition, the company may elect to sell outright or resell any of these properties.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $12,953, up from $0 for the same period for the previous year. The Company has concluded its beta test period for Rebate TV and is preparing for full network operations. Operating expenses for the Quarter reported increased to $588,555 from $138,708 the previous year. Increased expenses were due to the company's operations directed at expansion of Rebate TV into the national market. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentage as it expands into additional markets.

     During the first nine months of the current fiscal year, the Company received $737,650 from the private sale of its common stock and an additional $221,200 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV until the second half of calendar year 1997. Although the Company has no written commitments for additional funds, it believes that it can raise additional cash required for expansion of its markets through private sources. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

PART II Other Information


Item l.  Legal Proceedings

     The Company is a defendant in a proceeding filed in the United States District Court for the Southern District of New York. It accepted service April 5, 1997 in an action brought by Studiolink Corporation and Steven Campus for damages arising out of an equipment lease agreement. The Company expects to assert counterclaims against the Plaintiffs for losses suffered as a result of their failure to perform. Settlement discussions have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melbourne, State of Florida, on April 14, 1997.




                              Interactive Technologies Corporation, Inc.


                              by: /s/ Perry Douglas West
                                  ---------------------------
                                  Perry Douglas West, Chief Executive Officer