Form 10QSB/A
period 1996-11-30
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-07-22
CIK 883041

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10-QSB/A

                                  AMENDMENT NO. 2

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


                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                          Page No.


Item 1. Financial Statements                                               2-9
        Balance Sheet as of November 30, 1996
        Statement of Operations for the three
             months ended November 30, 1996 and  November 30, 1995
        Statement of Operations for the six
             months ended November 30, 1996 and November 30, 1995
        Statement of Cash Flows for the six
             months ended November 30, 1996 and November 30, 1995

Item 2. Management's Discussion and Analysis and                          10-12
             Plan of Operations


PART II - OTHER INFORMATION                                               12


Item 1. Legal Proceedings                                                 12

Item 2. Changes in Securities                                             12

Item 3. Defaults upon Senior Securities                                   12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

               Interactive Technologies Corporation, Incorporated
                                  Balance Sheet
                                November 30,1996

                                     Assets
                                                              NOVEMBER 30,
                                                                  1996
                                                        ------------------------
                                                               (unaudited)
                                                        ------------------------
Current Assets:

      Cash                                                    $    12,579
      Accounts receivable, trade                                   35,235
      Notes receivable                                            150,000
      Prepaid expenses and other assets                             8,810
                                                        ------------------------

            Total current assets                                  206,624
                                                        ------------------------
Property and equipment, at cost, net of
$18,541 of accumulated depreciation                                96,289
                                                        ------------------------

Other Assets:

      Organizational costs, net of $1,934 of
            accumulated amortization                                2,066
      Investment in Subsidiary - SNT                              296,608
      License rights, net of $ 236,250 of
            accumulated amortization                              438,750
      Proprietary software and trademark,
            net of $483,129 of accumulated amortization         4,927,914
                                                        ------------------------
                                                                5,665,338
                                                        ------------------------

                              Total Assets                    $ 5,968,251
                                                        ========================



      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                  Balance Sheet
                                November 30,1996

                       Liabilities and Stockholders'Equity
                       -----------------------------------

                                                               NOVEMBER 30,
                                                                  1996
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Liabilities:
      Accounts payable, trade                                 $   135,509
      Accrued Expenses
            Related Parties                                             -
            Others                                                 80,382
      Loans Payable
            Related Parties                                             -
            Others                                                144,200
      Current portion of long-term liabilities                    171,227
                                                       -------------------------
            Total current liabilities                             531,318
                                                       -------------------------

Long-term liabilities:
      License rights payable                                      499,573
      Convertible debentures payable                              800,000
                                                      --------------------------

                                                                1,299,573

Commitments and contingencies:

Stockholders' equity:
      Common Stock $.01 par value
             12,500,000 shares authorized,
             12,159,863 issued and outstanding                    121,397
      Paid-in capital in excess of par                          9,492,845
      Accumulated deficit                                      (5,476,882)
                                                       -------------------------

                                                                4,137,360
                                                       -------------------------

                                                              $ 5,968,251
                                                       =========================



      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                            Statements of Operations
                  For the Three Months Ended November 30, 1996

                                        NOVEMBER 30,               NOVEMBER 30,
                                            1996                       1995
                                    -------------------      -------------------
                                        (unaudited)               (unaudited)
                                    -------------------      -------------------
Revenue                                   $    177,607             $          -
                                    -------------------      -------------------
Other income                                       129                        -

Operating expenses:
     Depreciation                                5,403                        -
     Amortization                              236,868                    16,150
     General and administrative                513,069                    48,600
     Interest expense:                                                        -
         Stockholder                                                       6,843
         Other                                  34,635                     6,627
     Management Fee-stockholder                                           16,666
                                    --------------------     -------------------
                                               789,975                    94,886

                                    --------------------     -------------------
Loss from operations                          (612,239)                 (94,886)

Gain on disposition of joint
    venture interest                                 -                   701,865

Gain on sale of 90% of
     Charleston license                        311,500                        -

Income/(loss) before income taxes             (300,739)                  606,979
Provision for income taxes                           -                         -
                                    ---------------------    -------------------

Net income/(loss)                          $  (300,739)             $    606,979
                                    =====================    ===================



Net income/(loss) per share
               Primary                   $     (0.03)               $       0.06
               Diluted                   $     (0.03)               $       0.06






      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                            Statements of Operations
                   For the Six Months Ended November 30, 1996

                                        NOVEMBER 30,            NOVEMBER 30,
                                           1996                     1995
                                    ---------------------    -------------------
                                        (unaudited)              (unaudited)
                                    ---------------------    -------------------
Revenue                               $    190,442              $             -
                                    ---------------------    -------------------
Other Income                                   129                            -

Operating expenses:
          Depreciation                      10,806                            -
          Amortization                     477,677                       16,150
          General and administrative     1,171,244                       70,144
               Interest expense:
                    Stockholder                  -                       27,368
                    Other                   34,635                        6,627
           Management Fee-stockholder            -                       16,666
                                    ---------------------    -------------------
                                         1,694,362                      136,955
                                    ---------------------    -------------------

Loss from operations                    (1,503,920)                    (136,955)

Gain on disposition of
     joint venture interest                                             701,865

Gain on sale of 90% of
     Charleston license                    311,500                            -

 Income/(loss) before income taxes      (1,192,420)                     564,910

Provision for income taxes                       -                            -
                                    ---------------------    -------------------
Net income/(loss)                      $(1,192,420)             $       564,910
                                    =====================    ===================

Net income/(loss) per share
               Primary                  $    (0.10)              $      0.07
               Diluted                  $    (0.10)              $      0.07






      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
                   For the Six Months Ended November 30, 1996

                                              NOVEMBER 30,         NOVEMBER 30,
                                                  1996                 1995
                                            ----------------    ----------------
                                               (unaudited)         (unaudited)
                                            ----------------    ----------------
Cash flows from operating activities:
   Cash received from customers                 $  79,731            $        -
   Cash paid to employees                        (390,659)               (6,262)
   Cash paid to suppliers                        (745,977)              (27,340)
   Interest paid:
     Stockholder                                        -                     -
     Others                                       (34,635)                    -

   Net cash used in operating activities       (1,091,540)              (33,602)
                                            ----------------    ----------------
Cash flows from investing activities:
   Purchase of property and equipment                (665)              (13,966)
   Capitalized software development reduction      50,000                     -
   Decrease in subsidiary investment              104,719
   License rights payment                        (232,000)                    -
   Changes in other assets, net                         -
   Net cash used in investing
       activities                                (77,946)              (13,996)
                                            ----------------    ----------------
Cash flows from financing activities:
   Issuance of convertible debentures             300,000               250,000
   issuance of common stock in reverse
       acquisition                                      -                20,861
   Proceeds from note payable
        stockholder corporation                         -                 1,000
   Common stock issued for cash net of cost       576,852                     -
   Promissory notes issued for cash               144,000                     -
   Contract of sale deposits received              98,099                 5,000

   Net cash provided by financing activities    1,118,951               276,861
                                            ----------------    ----------------
Net decrease in cash                              (50,535)              229,293

Cash at beginning of period                        63,114                11,745
                                            ----------------    ----------------

Cash at end of period                          $   12,579             $ 241,038
                                            ================    ================




      Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                             Statement of Cash Flows
                   For the Six Months Ended November 30, 1996

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                               NOVEMBER 30,        NOVEMBER 30,
                                                  1996                 1995
                                           ------------------    ---------------
                                               (unaudited)         (unaudited)
                                           ------------------    ---------------
Net loss                                        $(1,192,420)       $    558,261

Adjustments to reconcile net
    income/loss to net cash used in
        operating activities

    Amortization                                    477,677              16,150
    Depreciation                                     10,806                 267
    Increase in accounts receivable                 (11,906)
    Increase in notes receivable                   (150,000)
    Decrease in accounts payable                   (227,293)             41,309
    Increase in prepaid expenses                    (14,550)
    Decrease in other accrued expenses              (39,288)               8,242
    Increase in accrued management                        -
       fees payable, stockholder                          -              16,666
    Increase in accrued interest                          -
       payable,stockholder                                -              27,368
    Stock issued for supplies and service           366,934
    Gain on disposition of joint
       venture interest                                   -            (701,865)
    Gain on sale of Charleston license             (311,500)

    Total adjustments                               100,880            (591,863)

    Net cash used in operating activities       $(1,091,540)        $   (33,602)
                                            =================   ================


                   Supplemental Schedule of Non-Cash Investing
                            and Financial Activities


Stocks issued for supplies and service          $   366,934

Issuance of common stock for assets,
    net of various liabilities
    in reverse acquisition transaction                             $  4,830,386

Disposition of joint venture interest
     in exchange for note payable and
     accrued interest and management fees
     payable                                                       $    701,865

Capitalized program development costs
     incurred for accounts payable, trade                          $    113,883




       Accompanying notes are an integral part of the financial statement

                    INTERACTIVE TECHNOLOGIES CORPORATION, INC
                          NOTES TO FINANCIAL STATEMENTS

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

Consolidated principles
-----------------------

On April 9, 1996 the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. SNT operates television studios, a post production facility and satellite links. It will produces commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers. Until SNT has operations, the Company will not consolidate this subsidiary and reflect an investment in subsidiary on its balance sheet.

The accompanying financial statements include the general accounts of the Company and accordingly do not include the financial statements of SNT. At balance sheet date, no continuing operation had been initiated by SNT and the Company was considering disposition of this subsidiary.

Basis of Presentation
---------------------

The financial information presented as of any date other than May 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and the footnotes required by generally accepted accounting principals for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended May 31, 1996 contained in the Company's 10KSB Annual Report.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $177,607, up from $0 for the same period for the previous year. Operating expenses for the Quarter reported increased to $789,975 from $94,886 the previous year. Increased expenses were due to the company's operations directed at expansion of Rebate TV(TM) into the national market. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentage as it expands into additional markets.

     During the first six months of the current fiscal year, the Company received $576,852 from the private sale of its common stock and an additional $144,000 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV(TM) until the second half of calendar year 1997. Although the Company has no written commitments for additional funds, it believes that it can raise additional cash required for expansion of its markets through private sources. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

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


Item 3.  Defaults upon Senior Securities:                              None

Item 4.  Submission of Matters to a Vote of Security Holders:          None

Item 5.  Other Information                                             None

Item 6.  Exhibits and Reports on Form 8-K                              None

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melbourne, State of Florida, on July 22 , 1997.




                              Interactive Technologies Corporation, Inc.


                              by: /s/ Perry Douglas West
                                  ---------------------------
                                  Perry Douglas West, Chief Executive Officer