Form 10QSB/A
period 1997-02-28
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-07-22
CIK 883041

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

               Balance Sheet as of  February 28, 1997
               Statement of Operations for the three
                    months and nine months ended
                    February 28, 1997 and February 29, 1996
               Statement of Cash Flows for the nine month
                    ended February 28, 1997 and
                    February 29, 1996
               Notes to Financial Statements

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

   Item 2.   Changes in Securities

   Item 3.   Defaults upon Senior Securities
   Item 4.   Submission of Matters to a Vote of Security Holders
   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------


               Interactive Technologies Corporation, Incorporated
                                 Balance Sheet
                                February 28,1997


                                      Assets                       Page 1 of 2
                                      ------

                                                              FEBRUARY,28
                                                                  1997
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Assets:
       Cash                                                      $       12,579
       Accounts receivable, trade                                        35,235
       Notes receivable                                                 150,000
       Prepaid expenses and other assets                                  8,813
                                                       -------------------------

            Total current assets                                        206,627
                                                       -------------------------

Property and equipment, at cost, net of
$18,541 of accumulated depreciation                                     96,289
                                                       -------------------------

Other Assets:

       Organizational costs, net of $2,134 of
            accumulated amortization                                      1,866
       License rights, net of $ 270,000 of
            accumulated amortization                                    408,050
       Proprietary software and trademark,
            net of $676,380 of accumulated amortization               4,734,662
                                                       -------------------------



                                 Total Assets                    $    5,447,494
                                                       =========================





      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                                  Balance Sheet
                                February 28,1997

                                                                    Page 2 of 2


                       Liabilities and Stockholders'Equity

                                                              FEBRUARY,28
                                                                 1997
                                                       -------------------------
                                                              (unaudited)
                                                       -------------------------
Current Liabilities:
       Accounts payable, trade                                   $      140,624
       Accrued Expenses
            Related Parties
            Others                                                       80,380
       Loans Payable
            Related Parties
            Others                                                      144,200
       Current portion of long-term liabilities                         171,228
                                                       -------------------------

            Total current liabilities                                   536,432
                                                       -------------------------

Long-term liabilities:
       License rights payable                                           499,573
       Convertible debentures payable                                   800,000
                                                       -------------------------
                                                                      1,299,573

Commitments and contingencies:                                                -

Stockholders' equity:
       Common Stock $.01 par value
             12,500,000 shares authorized,
             12,159,863 issued and outstanding                          121,399
       Paid-in capital in excess of par                               9,492,845
       Accumulated deficit                                           (6,002,755)
                                                       -------------------------
                                                                      3,611,489
                                                       -------------------------

                                                                 $    5,447,494
                                                       =========================


      Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
                  For the Three Months Ended February 28, 1997


                                          FEBRUARY,28              FEBRUARY,29
                                              1997                     1996
                                        ---------------          ---------------
                                          (unaudited)              (unaudited)
                                        ---------------          ---------------

Revenue                                 $        7,233             $          -
                                        ---------------          ---------------


Operating expenses:
     Depreciation                                5,403                        -
     Amortization                              227,202                   48,450
     General and administrative                140,110                   68,064
     Interest expense:                                                        -
          Stockholder                                                         -
          Other                                 10,408                   22,194
     Management fee-stockholder
                                        ---------------          ---------------
                                               383,123                  138,708

                                        ---------------          ---------------
Loss from operations                          (375,890)                (138,212)

Income/(loss) before income taxes             (375,890)                (138,212)

Provision for income taxes                           -                        -
                                        ---------------          ---------------

Net income/(loss)                       $     (375,890)          $     (138,212)
                                        ===============          ===============



Net income/(loss) per share

             Primary                    $        (0.03)                   (0.01)
             Diluted                    $        (0.03)                   (0.01)





      Accompaning notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                            Statements of Operations
                   For the Nine Months Ended February 28, 1997


                                            FEBRUARY,28             FEBRUARY,29
                                               1997                    1996
                                        -----------------        ---------------
                                            (unaudited)             (unaudited)
                                        -----------------        ---------------
Revenue                                       $ 197,675                $ 14,147
                                        -----------------        ---------------

Other Income                                        129                       -

Operating expenses:
     Depreciation                                16,209                       -
     Amortization                               704,879                  64,600
     General and administrative               1,311,354                 154,592
     Interest expense:
          Stockholder                                 -                  27,368
          Other                                  45,043                  28,821
     Management fee-stockholder                       -                  16,666
                                        -----------------        ---------------

                                              2,077,485                 292,047
                                        -----------------        ---------------
Loss from operations                         (1,879,681)               (277,899)

Gain on disposition of
     joint venture interest                                             701,865

Gain on sale of 90% of
     Charleston license                         311,500                       -

 Income/(loss) before income taxes           (1,568,181)                423,966

Provision for income taxes                            -                       -
                                        -----------------        ---------------

Net income/(loss)                         $  (1,568,181)          $     423,966
                                        =================        ===============


Net income/(loss) per share
             Primary                            $ (0.13)          $        0.06
             Diluted                            $ (0.13)          $        0.06


      Accompaning notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
                   For the Nine Months Ended February 28, 1997


                                                FEBRUARY,28        FEBRUARY,29
                                                   1997                1996
                                              --------------      --------------
                                                (unaudited)         (unaudited)
                                              --------------      --------------
Cash flows from operating activities:
    Interest income received                  $         -          $        516
    Cash received from customers                  102,446                     -
    Cash paid to employees                       (427,489)             (218,902)
    Cash paid to suppliers                       (850,831)             (173,774)
    Interest paid:
      Stockholder
      Others                                      (32,252)               (5,767)
 Net cash used in operating activities         (1,208,126)             (397,927)
                                              --------------      --------------

Cash flows from investing activities:
    Dposit from contract sale                                            88,219
    Purchase of property and equipment             (4,260)              (52,595)
    Capitalized software development reduction     50,000
    License rights payment                       (232,000)
    Investment in subsidiary - SNT                147,690
    Changes in other assets, net                                         (2,350)
 Net cash used in investing activities           ( 38,570)               33,274
                                              --------------      --------------

Cash flows from financing activities:
    Issuance of convertible debentures            300,000               450,000
    Issuance of common stock in
          reverse acquisition                                            20,861
    Proceeds from note payable
          stockholder corporation                                         1,000
    Common stock issued for cash                  576,862
    Promissory notes isssued for cash             221,200
    Contract of sale deposits received             98,099
 Net cash provided by financing activities      1,196,161               471,861
                                              --------------      --------------

Net change in cash                                (50,535)              107,208

Cash at beginning of period                        63,114                11,745
                                              --------------      --------------

Cash at end of period                       $      12,579          $    118,953
                                              ==============      ==============


      Accompaning notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                             Statement of Cash Flows
                   For the Nine Months Ended February 28, 1997

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities


                                               FEBRUARY,28          FEBRUARY,29
                                                   1997                 1996
                                              -------------        -------------
                                               (unaudited)          (unaudited)
                                              -------------        -------------
Net income/loss                              $  (1,568,181)       $     420,049

Adjustments to reconcile net
 income/loss to net cash used in
 operating activities:
    Amortization                                   704,879               64,600
    Depreciation                                    16,209                2,292
    Decrease in accounts receivable                 19,917              (2,920)
    Increase in notes receivable                  (150,000)                   -
    Decrease in accounts payable                  (225,178)              63,553
    Increase in prepaid expenses                   (21,918)
    Increase/decrease in other
          accrued expenses                         (39,288)             (25,771)
    Increase in accrued management
          fees payable, stockholder                      -               16,666
    Increase in accrued interest payable,
           stockholder                                   -               27,368
    Stock issued for supplies and services         366,934
    Gain on disposition of joint
          venture interest                               -             (701,865)
    Gain on sale of Charleston license            (311,500)
    Increase in capitalized program
          development costs                              -             (261,899)
    Total adjustments                              360,055             (817,976)

    Net cash used in operating activities    $  (1,208,126)       $    (397,927)
                                             ==============       ==============


      Supplemental Schedule of Non-Cash Investing and Financial Activities


Stocks issued for supplies
     and services                            $     366,934

Issuance of common stock for assets,
     net of various liabilities in
     reverse acquisition transaction                              $   4,830,386

Disposition of joint venture interest
     in exchange for note payable
     and accrued interest and managment
     fees payable                                                 $     701,865



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

 Consolidated principles
 -----------------------
     On April 9, 1996 the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. SNT operates television studios, a post production facility and satellite links. It will produce commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers. Until SNT has operations, the Company will not consolidate this subsidiary and reflect an investment in subsidiary on its balance sheet.

     The accompanying financial statements include the general accounts of the Company and accordingly do not include the financial statements of SNT. At balance sheet date, no continuing operation had been initiated by SNT and the Company was considering disposition of this subsidiary.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

     These  financial   statements  should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto for the year ended May 31, 1996 contained in the Company's 10KSB Annual Report.

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

        NONE

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $7,233, up from $0 for the same period for the previous year. The Company has concluded its beta test period for Rebate TV and is preparing for full network operations. Operating expenses for the Quarter reported increased to $383,123 from $138,708 the previous year. Increased expenses were due to the company's operations directed at expansion of Rebate TV into the national market. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentage as it expands into additional markets.

     During the first nine months of the current fiscal year, the Company received $576,862 net of cost from the private sale of its common stock and an additional $221,200 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV until the second half of calendar year 1997. Although the Company has no written commitments for additional funds, it believes that it can raise additional cash required for expansion of its markets through private sources. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

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