Form 10KSB
period 1997-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-08-28
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  May 31, 1997

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

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The Registrant's operating  revenues for its most recent fiscal year were:
$197,781.27

         The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31,1997, was approximately $8,224,515. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be
affiliates.   This   determination   of  affiliate  status  is  not  necessarily
conclusive.

         As of May 31, 1997, 12,279,612 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of  exhibits  is  contained  in PART IV, Item 13 herein on page 11.

                                TABLE OF CONTENTS

PART I:
                                                                      Page
         Item 1.  Description of Business                               1
         Item 2.  Description of Properties                             4
         Item 3.  Legal Proceedings                                     4
         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                   4

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                             5
         Item 6.  Management's Plan of Operation                        5
         Item 7   Financial Statements                                  7
         Item 8   Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure             7

PART III:

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                        Exchange Act                                    8
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management                           9
         Item 12. Certain Relationships and Related Transactions       10

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K                    10


SIGNATURES                                                             12

                                    PART I

Item 1. Description of Business.
--------------------------------
Background.

     Interactive Technologies Corporation, Inc. (ITC) was incorporated in the state of Wyoming on August 8, 1991. At that time, ITC was engaged in the business of exploiting its rights under a license granted by CST Entertainment Imaging, Inc. ("CST"). Such license gave ITC the exclusive right to use CST's coloring process to convert to color black-and-white film and videotape, including black-and-white theatrical films and television programs produced for distribution in Europe. ITC also had exclusive right to use CST's technology to provide digital special visual effects for new film and video productions produced for distribution primarily in the European territory. ITC ceased this effort on October 18, 1995, when it exchanged the license in satisfaction of certain of its debt.

     On October 20, 1995, ITC entered into an agreement to acquire assets of Syneractive, Inc. ("SI"), a Florida corporation. SI's assets included intellectual property consisting of a television production and the trade name Rebate TV. The assets also included license rights from the FCC to provide Interactive Video and Data Service ("IVDS") in the Charleston-North Charleston, South Carolina, and Melbourne-Titusville-Palm Bay, Florida metropolitan areas. In exchange for such assets, ITC issued 5,700,000 shares of common stock to Perry Douglas West, its current sole director and officer.

     Principal Products or Services and Their Markets.

     General. ITC develops and produces interactive television and interactive digital media programming for distribution on cable, by broadcast and direct satellite television, and over the Internet. ITC's principal interactive programming product is Rebate TV(TM) The product allows a consumer to receive a cash rebate from ITC for purchases of products advertised on the Rebate TV(TM) television program by incorporating interactive media and computer data management. Rebate TV(TM) is designed to utilize existing communication technologies for consumer responses. It now uses the telephone and the Internet as return links. However, it is also designed to easily accommodate the emerging interactive television systems as they come into use, such as IVDS and Interactive Television (via fiber optic cable/telephone cable etc.)

     Initial Market. ITC conducted a beta test of Rebate TV(TM) from April 15, 1996, through January, 1997 (the "Test Period"). During the Test Period, Rebate TV(TM) aired one half hour daily, seven days a week, on WIRB/Channel 56 in the central Florida market. That market serves a population of approximately 2,175,000.

     During the Test Period, the television program was divided into 14 one minute retail information segments which were utilized by advertisers to provide information about their company and a brief description of the cash rebate offered to the consumer. The balance of the program consisted of information segments, rebate reviews and instructional segments. Retailers represented a broad spectrum of business including grocery chains, furniture stores, tire service stores, retail banks, restaurants, car dealers and various specialty businesses. ITC collected point-of-sale information from the vendors who participated during the Test Period, and processed that data along with Rebate TV(TM) customer call-in data. Rebates were credited to customer accounts as they were verified. ITC manages escrow accounts for retail vendors so that rebates are transferred to a general customer escrow fund as they are credited.

     Consumers making a purchase of items of product or in dollar amounts which carried the rebate offered by a participating retailer (i.e. a $5 rebate on a purchase of $50 or more, or $10 rebate on the purchase of a brake package, etc.). By calling ITC's toll free telephone number, 1-888-2REBATE, the consumer would be connected to ITC's computer data base, and could then register the Rebate TV(TM) number on the bottom of the receipt. At the end of the month, ITC sends a check to the Rebate TV(TM) customer for a total of all rebates processed during that month. These rebates are in addition to coupons or other promotional offers by the vendor. Rebate TV(TM) had approximately 4,000 subscribers by the end of the Test Period.

     Revenue Sources. ITC receives revenues of two types from Rebate TV(TM). First, retail vendors will pay an initial production fee to ITC for the production of the information segment that becomes part of the television show. Then, the retail vendors will pay ITC a transaction fee based upon verified sales. The amount of the transaction fee will vary with the type of retailer and the frequency of purchase of its products. For instance, the transaction fee for a automobile sale is much higher than a grocery store because of the size and
frequency of purchase.                 1

Program Development.

     ITC's research and development efforts consumed the technical efforts of ITC from October 1995 through the airing of Rebate TV(TM) on April 15, 1996, and involved two basic areas: the television programming for the shows, and the data management and computer interface development efforts for the interaction with the retailers and the consumers. None of this expense will be borne directly by the retailers or the consumers, but will be recouped through profits as ITC expands its markets.

     Development of Rebate TV(TM) basic programming by ITC has been done during the fiscal year with Century III at Universal Studios, Florida. Established in 1976, Century III has serviced a widely diverse client base with high production values utilizing the latest and finest in production and post-production hardware. This includes local, regional, national and international projects for all four broadcast television networks, national cable networks such as Nickelodeon and HBO, major independent producers, advertising agencies and major corporate and governmental organizations such as Digital Equipment Corporation, Harris Corporation, General Electric, NCR, AT&T, Kodak, Polaroid, Walt Disney World, Harcourt Brace Jovanovich, FPL Group, Westinghouse, McDonnell Douglas, Martin Marietta, Reebok, International and NASA. The creative director for Rebate TV(TM) is Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I.", "Simon & Simon", "Wings" and "The Twilight Zone". His commercial experience includes such clients as CadillacTM, Texaco, Coca ColaTM, Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

     The computer development efforts related to Rebate TV(TM) were done at ITC's engineering offices in Melbourne, Florida, where the hardware and software designs and specifications were developed, tested and implemented during the past two fiscal years to: (i) manage the large amounts of data and transactions involved in collecting and verifying sales information from the Rebate TV(TM) retailers; (ii) calculate the rebates, record the credits, and issue the checks to the consumer; (iii) accommodate and record the telephone rebate requests, and
(iv) provide automated participation information to the public.

     ITC looks to Rebate TV(TM) to attract its share of the communications industry end-user market which is estimated to be $189.3 billion by 1998. Interactive digital media is projected to remain the fastest growing category in the industry.

     Internet Access. ITC's Internet home pages for use with Rebate TV(TM) allow viewers to access the program's data base through the Internet. It allows them to view the status of their accounts, enter vendor rebate claims, and later will allow viewers to access a variety of products and services associated with Rebate TV(TM) which ITC expects to include. ITC's home page is located at http://www.REBATETV.COM

     Network Operations. ITC intends to develop and produce its own television channel and to distribute its Rebate TV(TM) video programming in this format to customers. ITC's distribution plan currently provides for distribution of this programming started in the central Florida markets to expand from there.

     Interactive Video and Data Services. As part of ITC's commitment to the evolution of interactive television, its Federal Communications Commission Interactive Video and Data Services ("IVDS") radio station licenses in the Charleston-North Charleston, South Carolina, and Melbourne-Titusville-Palm Bay, Florida service areas represent an additional enhancement to ITC's programming distribution. These licenses have a duration of an initial five years, and are renewable if all conditions of the license are met.

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

     ITC has sold under contract, 90% of this ownership of this license and equipment and has reserved rights to provide programming to this license area when it is in operation.

     ITC is reviewing alternative uses and equipment proposals for its Melbourne-Titusville-Palm Bay, Florida license and expects to proceed to install a system for this license within the next 24-36 months. Although ITC will run its Rebate TV(TM) and other programs on its own service area systems, the programs it develops are intended for use on various interactive delivery systems and are not specific to Interactive Video and Data Services systems. They are marketed to all of these various delivery systems. For broadcast of Rebate TV(TM) programming ITC currently uses and plans to use standard video media distribution methods such as cable, broadcast stations, wireless cable and direct broadcast satellite. Although ITC has designed its programs to utilize an IVDS return link (a "return link" is the method by which data is sent from the consumer or viewer back to the originator of the program), they are also designed to accommodate other return links such as the telephone. ITC has purchased equipment and software to provide a telephone return link as an interim return link for its own license areas as well as other areas where it is providing programming, to be utilized where IVDS is not available; until the installation an operation of the IVDS equipment as a return link is completed as well as for use with non subscribers to IVDS.

     Intellectual Content. ITC has developed a plan for the accumulation and sale of intellectual content. This content takes several forms, including completed television and video programming, both developed and produced by ITC and by third parties; property rights to written scripts and publications for the purpose of producing or having produced television or motion picture products; and program ideas, concepts and designs. In addition to the Rebate TV(TM) programs, ITC has filed and had accepted trademark applications with the United States Patent and Trademark Office for "Rebate TV", for "DEAL! DEALS! DEALS!" (a direct shopping program which ITC has produced), and "Television that pays you to shop".

     ITC  has  in  addition   under  this  plan  a  number  of  projects   under
consideration and review. To date, revenue from these activities has been limited to the Rebate TV(TM) television program, and to a limited showing of its DEAL! DEALS! DEALS! program. There is associated with each of these shows and projects a lead time or advance period necessary for development and scheduling. In addition, ITC may elect to sell outright or resell any of these properties.

     ITC continually accumulates data in the operation of its Rebate TV(TM), and examines this data with regard to indicated changes in its programming. ITC expects to continue research and development of its products based upon the collection of this data.

Competitive Conditions.

     ITC is unaware of any direct competition with Rebate TV(TM). However, there are other companies in the interactive television industry that have announced that they will provide programming to the interactive television marketplace. Many of these companies will be better capitalized than ITC and will be better positioned to take to take advantage of this emerging market. There is no assurance that ITC will secure a competitive position in such market or that its activities will result in profit to ITC.

FCC Licensing.

     The ability of ITC to provide IVDS services in the United States is subject to the rules and regulations, if any, promulgated by the FCC. At present there are no such rules or regulations. However, there is no assurance that there will not be rules and regulations forth coming which are adverse to the interests of ITC.

Acquisition of Airtech International Corporation.

     The Company has entered into an agreement for the acquisiton of Airtech International Corporation of Dallas, Texas and has filed a registration statement under the Securities Act of 1933 on form S-4. The discussion below includes a discussion of both the Company's information and that of Airtech International Corporation which is incorporated by reference. This agreement calls for the Company to purchase all, but not less than 81%, of the issued and outstanding $0.0001 par value common stock of AIRTECH pursuant to a Stock Purchase Agreement, dated as of May 8, 1997. (Such Stock Purchase Agreement, as amended and restated as of August 1, 1997, the Stock Purchase Agreement) Pursuant to the Stock Purchase Agreement, each holder of the AIRTECH common stock (the AIRTECH Common Stock) which accepts ITC's purchase offer shall receive in exchange for such AIRTECH Common Stock: (i) his pro-rata percent of

8,000,000 shares of ITC's $.01 par value common shares; (ii) his pro-rata share of 8,850,000 shares of ITC's Convertible Preferred Shares (the ITC Preferred Shares), and his pro-rata share of $9,000,000 aggregate principal amount of ITC's Convertible 10% Debentures (the ITC Debentures). The remaining 21,707,142 shares of Common Stock being registered hereunder is being reserved by ITC against the conversion, if any, of the Convertible Preferred Shares and the ITC Debentures.

Number of Persons Employed.

As of August 1, 1997, ITC had five employees, three of which are full-time.

         The Company's fiscal year runs from June 1 to May 31 of each year.

Item 2.   Description of Properties.
------------------------------------
     The Company currently has executive and engineering offices at 102 South Harbor City Boulevard, Melbourne, Florida and programming and media offices at Century III at Universal Studios, 2000 Universal Studios Plaza, Suite 100, Orlando, Florida.

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

Item 3  Legal Proceedings
-------------------------
     The Company is a defendant in a proceeding filed in the United States District Court for the Southern District of New York. It accepted service April 5, 1997 in an action brought by Studiolink Corporation and Steven Campus for damages arising out of an equipment lease agreement. The Company expects to assert counterclaims against the Plaintiffs for losses suffered as a result of their failure to perform. Settlement discussions have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company. In addition, in related matters, the Company is in litigation with LLB Realty, L.L.C. which has filed a claim alleging claims under an office lease agreement in Superior Court of New Jersey, Mercer County. The Company has asseted claims against L.L.B. Realty, L.L.C. for failure to perform under the conditions of the agreement. Settlement negotiations have been ongoing and the Company expects this matter to be settled in a manner no unfavorable to the Company.

     The Company is not as party to any other pending legal proceedings except for claims and lawsuits arising in the normal course of business. ITC does not believe that these claims or lawsuits will have a material effect on ITC's financial condition or results of operations

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     A Special Meeting of Shareholders was had on May 2, 1997 at the Company's offices are 102 South Harbor City Boulevard, Melbourne, Florida 32901. Of the 12,209,612 shares eligible to vote, 7,581,808 were present to vote at the meeting. By an affirmative vote of 7,581,808 shares the Shareholders voted to amend the Articles of Incorporation of the Company to increase the authorized common shares of stock in the Company to 50,000,000 and to increase the authorized preferred shares of stock in the Company to 20,000,000. The Board of Directors did not solicit proxies for this meeting and no proxy statement was filed or distributed.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------
a. Market Information

     Interactive Technologies, Inc. common shares are traded on the National Association of Securities Dealers Automated Quotation Systems (NASDAQ) SmallCap Market under the symbol "ITNL". The Company's shares were traded on the NASDAQ exchange beginning April 30, 1996. High and low quotes for the last quarter of the Company's fiscal year when the shares began trading on NASDAQ were:

                                             High                 Low


Fiscal Year 1997 4th Quarter                1  15/16               3/8
                 3rd Quarter                1  1/2             1   1/8
                 2nd Quarter                4                  1   1/4
                 1st  Quarter               5  1/4             4   1/4
Fiscal Year 1996 4th Quarter                5                  4   7/8


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

b.  Holders

     As of August 1, 1997, there were approximately 950 record holders of the Company's Common Stock.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
Results of Operations

     Revenues for the combined operations of ITC and AIRTECH were $1,648,878 for the nine months ending February 28, 1997, with a Gross Profit of $1,048,391 after Cost of Goods Sold.

     ITC's operations for the same nine month period consisted of primarily of completion of its initial market testing of its Rebate TV(TM) television program in the Central Florida Market. Net revenues for this period were $194,804. ITC has developed and operates a computer system and communications system to support its Rebate TV(TM) program on a national basis. The operation of these systems and the development of a national marketing program during this period resulted in General and Administrative Expenses of $1,356,397 and a net loss from operations of $1,158,593. During this period ITC realized a gain of $311,500 from the sale of a 90% interest in its Charleston, South Carolina IVDS license. Development of ITC's computer system and communications link are substantially complete and now available for access on a national basis.

     AIRTECH for such nine month period had Gross Revenues in the amount of $1,648,878 resulting in Gross Income after Cost of Goods sold of $1,048,391. During such period, AIRTECH was completing development of a new line of air filtration equipment after cancellation of its agreement with Honeywell Environmental Air Control, Inc. Cancellation of such Agreement, resulted in General and Administrative Expenses of $2,102,894 and a Net Loss of $1,054,503 before depreciation and amortization. Development of AIRTECH's basic line of products is substantially complete and AIRTECH has begun marketing its products directly and through its new franchise program.

Material Changes in Operations and Financial Condition

     With the end of its initial market testing, ITC has changed its focus from program development and testing to market expansion. Operation of Rebate TV(TM) although currently distributable and supportable on a national basis, requires that it be rolled out on a market by market basis. ITC faces a number of decisions as to whether to concentrate its resources on local markets supported by smaller vendors (such as Bedroom Land and Kobe Steak Houses) or to concentrate on multiple markets driven by regional and national advertisers (such as Airtran Airways and Cakes Across America). ITC is currently developing promotional programs to drive subscribers to either market but is concentrating on a single market approach to support each market with such programs as its School Organization Promotion (Rebate TV(TM) goes to School).

     ITC has been subject to several delays in its expansion with the departure of Mr. Poe who was in charge of the market expansion effort including some additional delays in recovering company files and information from Mr. Poe. ITC is currently in pre-production of its new program and expects it to air within the fall of 1997. Also during this period, ITC withdrew from a production studio project in New Jersey due to substantial delays caused by both the real estate lessor and the studio equipment lessor. This decision by management was encouraged by substantial changes in post production equipment and software technology in the very short term which would have required additional capital expenditures by ITC.

     The Company continues to produce Rebate TV(TM) in central Florida and has entered into a strategic relationship with Bottomline, Inc. of Atlanta, Georgia which will make available to ITC production and post production resources to meet requirements by the ITC as it expands into additional markets.

     AIRTECH until May of 1996 was a full service distributor for Honeywell Environmental Air Control, Inc. Upon termination of that contract, AIRTECH began development of a complete line of air purification products to replace the Honeywell line. AIRTECH sales for the 9 month period referenced above are a result of this product development (See Principal Products and Services). In May 1997, AIRTECH incorporated Airsopure, Inc. as a wholly owned subsidiary for the implementation and operation of a franchise sales program for the distribution and sales of air purification products. (See Franchise Program). AIRTECH continues to distribute products directly and through its subsidiary McClusky Sales and Service, Inc. In addition, AIRTECH has developed certain products which has presented for distribution to the multilevel marketing industry.

Liquidity and Capital Resources

     During the nine month period ending February 28, 1997, ITC and AIRTECH continued to fund operations and expansion through revenues and private sales of equity securities and debt. In fiscal year 1996, ITC received net cash from financing activities in the amount of $1,172,150 with AIRTECH receiving $2,698,530 during that period. For the nine month period referenced above, the combined companies received $1,837,023 in cash and subscription receivables from financing activities. Although neither ITC nor AIRTECH have commitments for future funding, management believes that it can continue to raise additional capital for expansion of its markets though revenue and private sources.

     In addition, ITC has agreed to issue $5,000,000 in Series M Preferred Stock (the Series M Stock) on a private basis to accredited investors in the form of 200 units consisting of 25,000 shares of convertible preferred stock convertible into common at the rate of one share for one share of preferred and 25,000 warrants convertible into common stock at a price of $2.00 per share. The preference for this series is to a pro rata portion of 20% of the Gross Profits from the sales of the AIRTECH Model 950 Air Purification and Filtration System being developed as a Class II Medical Device for Medicare Recipients with Respiratory Conditions. This preference is for a period of three years from the date production begins. AIRTECH has agreed to assign a 25% interest in this revenue stream to ITC out of which this 20% will be set aside for this preference. The Series M Stock will be offered pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Twenty-five percent (25%) of the net proceeds of the sale of the Series M Stock will be used for market expansion and distribution of the Rebate TV(TM) programming, and seventy-five percent (75%) of such net proceeds will be allocated for the development and distribution of the AIRTECH Model 950. ITC does not have an underwriter for this placement. Management expects that the sales of the Series M Stock will be completed, although there is no assurance that either it will be completed or that the funds will otherwise be available to fund the operations and expansion of the combined companies.

Convertible Debentures.

     Effective as of May 31, 1997, Exergon Capital S.A.,Laughlin Securities Limited, Crestridge Investments, Ltd. and Jayhead Investments Ltd. (collectively, the "Converting Debenture Holders" exercised their $1,050,000 principal amount of ITC's Convertible Debentures (the May 1997 Debentures) in exchange for 1,144,444, aggregate number, of ITC's Common Stock. In connection with such conversion, the Converting Debenture Holders received the May 31 Warrants (defined below).

     May 31 Warrants. In connection with the conversion of the May 31 Debentures, the Converting Debenture Holders received warrants (the "May 31 Warrants") which are exercisable within five years from May 31, 1997, upon 30 days written notice and upon payment of the exercise price. The May 31 Warrants may be converted, in the aggregate, into 1,144,444 shares of ITC common stock as follows:

       Debenture Holder                 No. Of Shares           Exercise Price
                                                                  Per Share

       Exergon Capital, S.A.              333,333                    $0.90
       Laughlin Securities Limited        250,000                    $0.90
       Crestridge Investments Ltd.        250,000                    $0.75
       Jayhead Investments Ltd.           250,000                    $1.00


Item 7.  Financial Statement.
-----------------------------
     The Registrant is unable to file financial statements at the time of this report in that its auditor has not completed the audit report with its financial statements. Time required for preparation of proforma financial statements including the Registrant and Airtech International Corporation for filing with Registered S-4 registration statements delay the Registrant's accountants in completion of audit report for fiscal year. The report will be filed in full with an amended 10-KSB Report within 15 days.

Item 8. Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
     By unanimous consent of the Board of Directors of the Company on November 10, 1995, the Registrant engaged the accounting firm of Turner, Stone & Company of Dallas, Texas as independent accountants for the Registrant for the fiscal year beginning June 1, 1995, and voted to excuse the accounting firm of Lumsden & McCormick from further service to the Company after the completion of its work on the audit for the Registrant for the fiscal year ending May 31, 1996. During the previous two fiscal years ending May 31, 1995, there were no disagreements with Lumsden & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
             Compliance  With Section 16(a) of the Exchange Act.
             ---------------------------------------------------
a. Directors and Executive Officers.

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 31, 1996. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers are:

     NAME                   AGE                       POSITION

Perry Douglas West          50             Chairman, Chief Executive Officer


     The Board of Directors currently consists of two Directors, each holding office for a term of one year. Mr. John Potter 53, was added after the end of the fiscal year.

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

     Michael Hamilton joined the Company in April 1996 as Executive Vice President, Production, in charge of all creative operations and new program development for the Company. Mr. Hamilton is an entertainment industry veteran, whose recent credits include developing a Movie of the Week for the ABC network, a feature in conjunction with Jason Alexander's Daeson Productions, and transactional programming for QVC. He also designed and directed such television series as Wings, Murder She Wrote, The Twilight Zone and Magnum P.I., with experience extending to commercial clients such as Donna Karan, Cadillac and Coca-Cola. His absence from the Company would have an initial adverse effect on programming operations.

c. Family Relationships.

         None.

Item 10. Executive Compensation.
--------------------------------
     Perry Douglas West, Chairman and Chief Executive Officer of the Company has no employment agreement in force as of May 31, 1996, Mr. West received $8,000 in miscellaneous compemsation during the fiscal year. Mr. West has agreed to defer contract compensation and contract compensation issues until a future date.

     Robert J. Poe, Chief Operating Officer was employed with an employment agreement with the Company until November 1, 1997. He was paid through that date. Mr. Poe's agreement called for him to receive a base salary of $12,500 per month for the first twelve calendar months of his contract. In addition he is to receive 5% of the gross profits from the operation of the Company's Rebate TV(TM) television programming, as well as other programming brought into the Company by Mr. Poe.

Item 11. Security Ownership of Certain Beneficial  Owners and Management.
-------------------------------------------------------------------------
a. Security Ownership of Certain Beneficial Owners.

     The Company knows of no persons or groups being the beneficial owner of more than 5% of the Company's Common Shares other than Mr. West.

b. Security Ownership of Management.

     The following table sets forth information with respect to the share ownership of Common Stock, par value $0.01, of the Company by its officers and directors, both individually and as a group, who are the beneficial owner of more than 5% of the Company's Common Shares.

--------------------------------------------------------------------------------
     (1)               (2)                       (3)                  (4)
Title of Class        Name                     Amount and          Percent of
                    Address of                 Nature of             Class3
                   Beneficial                  Beneficial
                     Owner1                    Ownership2
--------------------------------------------------------------------------------

Common            Perry Douglas West           5,700,000               46.4
                  1270 Orange Avenue
                  Suite A
                  Winter Park, FL 32789

                  All Directors and Officers   5,700,000               46.4
                  as a group
NOTES

   1 Each person has sole voting and investment  power with respect to the as shares indicated as owned beneficially by each person.
   2 Except as other wise noted, all shares listed are owned both of record and beneficially.
   3 Based upon 12,279,612 shares of Common Stock outstanding as of May 04, 1997.

c. Changes in Control.

     During the previous fiscal year, pursuant to an Asset Purchase Agreement ("Asset Purchase Agreement") signed on October 20, 1995, among Interactive Technologies Corporation, Inc., a Wyoming corporation ("Registrant"), Syneractive, Inc., a Florida corporation, and Perry Douglas West, the Registrant purchased certain assets in exchange for 5,214,464 shares of the Registrant's common stock and agreed to purchase additional assets for an additional 485,536 shares of the Registrant's common stock.

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------
     On October l8, l995 the Registrant entered into a Purchase Agreement ("Purchase Agreement") with Jayhead Investments, Ltd. for the sale of a certain joint venture interest with CST Entertainment Imaging, Inc. in which the Registrant had contributed its license to colorize black and white film and videotape and other related features in certain European countries, the terms of which are set forth in that certain license agreement, as amended, granted by CST Entertainment Imaging, Inc. to Exergon, S.A., and subsequently assigned to the Registrant and all proceeds due therefrom. This asset has been written off of the Registrant's books and carries no value in the Registrant's financial statements.

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

     Perry Douglas West is now Chief Executive Officer, and Director of the Company.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

                                  EXHIBIT INDEX

(a.)     Exhibit                                                           Page

3.0      Charter and By-Laws                                                (1)

4.0      Instruments Defining Rights of Securities Holders

4.1      Form S-4 Registration Statement filed 8-22-97 defining
                  rights of securities to be acquired by Airtech
                  International Corporation shareholders                    (2)

10.0     Material Contracts

10.1     ITC lease with The Network Group, Inc. for Melbourne, Florida      (3)
                  office and engineering space, dated October 25, 1996

10.2     ITC Equipment Lease Agreement with Studiolink Corporation,         (3)
                  dated March 27, 1996

10.3     ITC Employment Agreement with Chief Operating Officer/Director     (3)
                  Bob Poe, dated November 1, 1995

10.4     Satellite Network Television lease with LLB Realty, L.L.C./Keller, (3)
                  Dodds & Wentworth for Princeton, New Jersey television studio and production facility, dated March 1996

10.5     Stock Purchase Agreement dated May 5, 1997 with
                  Airtech International Corporation              Attached hereto

99.0     Additional Exhibits

99.1     Proforma Balance Sheet and Statement of
                  Operations for Registrant and Airtech
                  International Corporation dated 2-28-97        Attached hereto



(1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed January 14, 1992 and is herein incorporated by reference.
(2) Filed form S-3  August 22, 1997
(3) Set out in Form KSB for year ended May 31, 1996.


(b.)     Reports on Form 8-K.

     Form 8-K dated March 17, 1997 setting out Company's filing of Form S-8 with Securities and Exchang Commission

     Form 8-K dated May 5, 1997 setting out changes in the Company's Articles of Incorporation increasing authorized capital to 50,000,000 common shares and 20,000,000 preferred shares

     Form 8-K dated May 22, 1997 setting out agreement for the acquisition of all of the outstanding stock in Airtech International Corporation of Dallas Texas.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Interactive Technologies Corporation, Inc.



                  by:_________________________________________
                     Perry Douglas West, Chief Executive Officer




Dated:  August 28, 1997