Form 10KSB/A
period 1997-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-09-12
CIK 883041

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

         As of May 31, 1997, 12,279,612 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page 26.

                                TABLE OF CONTENTS

PART I:
                                                                      Page
         Item 1.  Description of Business                               1
         Item 2.  Description of Properties                             4
         Item 3.  Legal Proceedings                                     4
         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                   4

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                             5
         Item 6.  Management's Plan of Operation                        5
         Item 7   Financial Statements                                  7
         Item 8   Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure             22

PART III:

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                        Exchange Act                                    22
         Item 10. Executive Compensation                                23
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management                           23
         Item 12. Certain Relationships and Related Transactions        24

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K                     25


SIGNATURES                                                              27

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

Item 3  Legal Proceedings
-------------------------
     The Company is in litigation with LLB Realty, L.L.C. which has filed a claim alleging claims under an office lease agreement in Superior Court of New Jersey, Mercer County. The Company has asseted claims against L.L.B. Realty, L.L.C. for failure to perform under the conditions of the agreement. Settlement negotiations have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company.

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

Item 7.  Financial Statement.
-----------------------------
                          Independent Auditor's Report

Board of Directors
Interactive Technologies Corporation, Inc.
Melbourne, Florida

We have audited the accompanying consolidated balance sheets of Interactive Technologies Corporation, Inc. and subsidiary as of May 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Technologies Corporation, Inc. and subsidiary at May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has no prior operating history in its new industry and the success of its new business operations are dependent upon adequate financing to fund its operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
September 11, 1997

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1997 AND 1996


                                     Assets



                                                         1997          1996
                                                         ----          ----

Current assets:

         Cash                                        $  13,605        $  63,114
         Accounts and note receivable, trade,
           net of $25,000 and $0, respectively
           of allowance for uncollectible amounts      150,656           31,792
         Prepaid expenses and other assets              14,790           49,153
                                                     ---------        ----------

           Total current assets                        179,051          144,059
                                                     ---------        ----------

Property and equipment, at cost, net of
  $28,855 and $35,255, respectively of
  accumulated depreciation                              86,285        1,256,344
                                                     ---------        ----------

Other assets:

         Organizational costs, net of $2,334
           and $1,534, respectively of
           accumulated amortization                      1,666            2,466
         License rights, net of $303,750 and
           $246,084, respectively of
           accumulated amortization                    371,250          718,916
         Proprietary software and trademark,
           net of $870,525 and $97,519, respectively
           of accumulated amortization               4,540,518        5,363,524
                                                     ---------        ----------

                                                     4,913,434        6,084,906

                                                    $5,178,770       $7,485,309
                                                    ==========       ===========












    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1997 AND 1996


                      Liabilities and Stockholders' Equity




                                                       1997           1996
                                                       ----           ----

Current liabilities:

         Accounts payable, trade                  $ 172,656         $ 362,802
         Accrued expenses                            68,678           119,670
         Contract of sale deposit                         -           401,901
         Notes payable                              224,685                 -
         Current portion of long-term
           liabilities                              210,077           348,295
                                                  ---------         ----------

           Total current liabilities                676,096         1,232,668
                                                  ---------         ----------

Long-term liabilities:

         License rights payable                     329,923           731,573
         Capital lease obligation                   218,750           873,070
         Convertible debentures payable                   -           500,000
                                                  ---------         ----------

                                                    548,673         2,104,643


Commitments and contingencies:                            -                 -

Stockholders' equity:

         Common stock, $.01 par value
         50,000,000 shares  authorized,
         13,479,613 and 11,742,044,
         respectively, shares issued
           and outstanding                          134,796           117,420
         Paid in capital in excess of par        10,836,034         8,392,240
         Accumulated deficit                    ( 7,016,829)      ( 4,361,662)
                                                ------------      ------------

                                                  3,954,001         4,147,998

                                                $ 5,178,770       $ 7,485,309
                                                ============      ============





    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 1997 AND 1996




                                                       1997             1996
                                                       ----             ----


Revenue                                            $  197,781        $  56,532
                                                   ----------        ---------

Operating expenses:

   Depreciation                                        49,669           34,741
   Amortization                                       932,973          210,569
   Production costs                                   286,646          178,607
   General and administrative                       1,652,853          738,045
   Management fee, stockholder                              -           16,666
   Interest expense:
           Stockholder                                      -           27,368
           Others                                     177,213                -
                                                    ---------        ---------

                                                    3,099,354        1,205,996

Loss from operations                              ( 2,901,573)      (1,149,464)

Gain on disposition of joint
   venture interest                                         -          701,865

Gain from sale of license rights                      543,501                -

Loss from abandonment of
   equipment and related capital
   lease obligation                                (  297,095)               -
                                                   -----------       ---------

Loss before income taxes                           (2,655,167)      (  447,599)

Provision for income taxes                                  -                -
                                                   -----------       ---------

Net loss                                          $(2,655,167)     $(  447,599)
                                                   ===========       =========



Net loss per share:

   Primary                                        $(      .22)     $(      .05)
   Fully diluted                                  $(      .22)     $(      .05)







    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 1997 AND 1996


                               Common Stock   Add'l Paid  Accumulated
                            Shares    Amount  In Capital   Deficit      Total
                            ------    ------  ----------   -------      -----

Balance at May 31, 1995  5,689,544  $ 56,895 $3,192,082  $(3,914,063) $(665,086)

Issuance of common stock
   for cash                102,500     1,025    408,975        -        410,000

Issuance of common stock
   in reverse acquisition
   transaction           5,700,000    57,000  4,793,683        -      4,850,683

Issuance of common stock
   as security for capital
   lease obligation        250,000     2,500  (   2,500)       -              -

Net loss                         -         -          -   (   47,599)  (447,599)
                          --------  --------   ---------  -----------  ---------

Balance at May 31, 1996 11,742,044   117,420  8,392,240   (4,361,662) 4,147,998

Issuance of common stock
     for cash              289,549     2,895    749,978         -       752,873

Issuance of common stock
     in exchange for
     services              248,021     2,481    543,039         -       545,520

Issuance of common stock
     upon conversion of
     debt                1,199,999    12,000  1,150,777         -     1,162,777

Net loss                         -         -          -   (2,655,167)(2,655,167)
                         ---------    ------  ---------   ----------- ----------

Balance at May 31,1997  13,479,613 $134,796  $10,836,034 $(7,016,829) $3,954,001
                        ========== ========  =========== ===========  ==========












    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1997 AND 1996


                                                     1997                 1996
                                                     ----                 ----

Cash flows from operating activities:

         Cash received from customers            $  53,917            $  26,390
         Cash paid to employees                 (  363,452)           ( 171,974)
         Cash paid to suppliers                 (1,173,869)           ( 278,114)
         Interest paid:
           Stockholder                                   -                    -
           Others                               (   52,869)           (  48,847)
         Taxes paid                                      -                    -
                                                -----------           ----------

       Net cash used in operating activities    (1,536,273)           ( 472,545)
                                                -----------           ----------

Cash flows from investing activities:

         Purchase of property and equipment     (      976)           ( 187,193)
         Capitalized software development                -            ( 461,043)
                                                -----------           ----------

       Net cash used in investing activities    (      976)           ( 648,236)
                                                -----------           ----------

Cash flows from financing activities:

         Issuance of convertible debentures        419,200              630,800
         Issuance of common stock in reverse
           acquisition                                   -               20,861
         Proceeds from notes payable               452,947                    -
         Repayments of notes payable            (  228,262)                   -
         Proceeds from note payable,
           stockholder corporation                       -                1,000
         Contract of sale deposits received         98,099              159,351
         Repayment of capital lease
           obligation                           (    7,117)           (  49,862)
         Proceeds from issuance of common stock    752,873              410,000
                                                 ----------           ----------

      Net cash provided by financing activities  1,487,740            1,172,150
                                                 ----------           ----------

Net increase (decrease) in cash                  (  49,509)              51,369

Cash at beginning of period                         63,114               11,745
                                                 ----------           ----------

Cash at end of period                            $  13,605            $  63,114
                                                 ==========           ==========







    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1997 AND 1996




                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                                    1997                1996
                                                    ----                ----

Net loss                                       $(2,655,167)         $( 447,599)
                                               ------------         ------------

Adjustments to reconcile net loss
   to net cash used in operating activities:

      Amortization                                 932,973             210,569
      Depreciation                                  49,669              34,741
      Provision for uncollectible accounts          25,000                   -
      Common stock issued for services             545,520                   -
      Increase in accounts receivable          (   143,864)         (   30,142)
      Decrease in prepaid expenses                  34,363                 847
      Increase (decrease) accounts payable     (   140,146)            362,802
      Increase in accrued expenses                  61,785              54,068
      Increase in accrued management
        fees payable, stockholder                        -              16,666
      Increase in accrued interest
        payable, stockholder                             -              27,368
      Gain on disposition of joint
        venture interest                                 -          (  701,865)
      Gain on sale of license rights           (   543,501)                  -
      Loss on abandonment of capital lease
        equipment                                  297,095                   -
                                               ------------         -----------

    Total adjustments                            1,118,894          (   24,946)
                                               ------------         -----------

    Net cash used in operating activities     $( 1,536,273)        $(  472,545)
                                              =============        =============

















    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1997 AND 1996




                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Issuance of common stock for assets,
    net of various liabilities in reverse
    acquisition transaction                         $        -      $  4,829,822

Disposition of joint venture interest
    in exchange for note payable and
    accrued interest and management
    fees payable                                    $        -      $    701,865

Purchase of equipment under capital
    lease obligation                                $        -      $  1,100,000

Reduction of proprietory software costs
    in exchange for accounts payable
    reduction                                       $   50,000      $          -

Common stock issued in exchange for
    services                                        $  545,520      $          -

Abandonment of equipment, net of
    accumulated depreciation and
    related capital lease obligation                $  297,095      $          -

Sale of license rights, net of accumulated
    amortization and related license rights
    obligation                                      $  543,501      $          -




















    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. On October 20, 1995, the Company entered into a reverse acquisition transaction, described below, with Syneractive, Inc.
(SI). SI was incorporated in the state of Florida on August 31, 1995. Prior to October 20, 1995, the Company was engaged primarily in the business of exploiting its rights under a license granted by CST Entertainment Imaging, Inc. The license gave the Company the exclusive right to colorize black-and-white film and videotape, including black-and-white theatrical films and television programs, which were originally produced for distribution primarily within European countries. However, the Company abandoned the business of exploiting the license (see Note 3) on October 18, 1995 as a result of being unable to realize any revenue from the license. SI, which was acquired in a reverse acquisition, obtained license rights from the Federal Communications Commission to operate interactive and data service systems in the Charleston North Charleston, SC and Melbourne - Titusville, Florida metropolitan areas.

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

Consolidated principles

On April 9, 1996, the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. Through October 1996, when the Company and SNT encountered problems with its leased equipment and New Jersey facilities (Notes 2 and 3), SNT operated a television studio, a post production facility and satellite link producing commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers. These operations have not yet been resumed.

The accompanying consolidated financial statements include the general accounts of the Company and SNT. All material intercompany accounts and balances have been eliminated in the consolidation.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided by straight line and accelerated methods for financial and tax reporting purposes, respectively, over estimated useful lives of five years.

Amortization

Organizational costs, which were acquired from Syneractive, Inc. are being amortized using the straight line method of five years. For the years ended May 31, 1997 and 1996, amortization expense totaled $800 and $466, respectively.

License rights are being amortized over the initial five year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. For the year ended May 31, 1997 and 1996, amortization expense totaled $159,167 and $112,584, respectively.

Software and trademark costs will be amortized at an annual amount equal to the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. For the year ended May 31, 1997 and 1996, amortization expense totaled $773,006 and $97,519, respectively.

Advertising

The Company's advertising costs, which consist of radio airtime for the Rebate TV operations, are charged to expense when incurred. For the years ended May 31, 1997 and 1996, advertising costs totaled $33,146 and $197,229, respectively.

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

Earnings per share

Primary and fully diluted earnings per share amounts are based upon 12,062,320 and 9,558,539, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

In February 1997, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 128 Earnings Per Share effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. For pro forma disclosure purposes, there is no difference in the amounts of net loss per share and weighted average shares of common stock outstanding computed using FASB 128 and those reflected in the accompanying financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


2.       COMMITMENTS AND CONTINGENCIES

Operating leases

Through October 31, 1995, the Company used office space provided free of charge by its stockholder, the value of which was not material. The Company presently leases its facilities in Florida under non-cancelable operating lease agreements expiring through April 1998. From May 1996 through August 1996, the Company also leased facilities in New Jersey in connection with its SNT operations (Notes 1 and 3). For the years ended May 31, 1997 and 1996, rent expense under these leases totaled $62,803 and $24,603, respectively.

Minimum future rental payments required under the above operating leases are as follows.

                          Year Ending
                            May 31,                           Amount

                              1998                         $   22,464
                                                            =========


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

During the year ended May 31, 1997, the Company withdrew from this lease obligation, resulting in a lawsuit, (Notes 1 and 3) and wrote off the $1,100,000 capitalized cost of the equipment, $77,435 of additional related equipment, the related accumulated depreciation of $56,068 and all but $218,750 of the related capital lease obligation.

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

During the year ended May 31, 1997, the Company received the remaining amounts due under a contract of sale for the North Charleston, SC license rights (Note
1) and the sales transaction was completed.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



Future principal payments under the remaining Titusville, FL license right obligation are as follows:

                           Year Ending
                             May 31,                         Amount

                               1998                      $   210,077
                               1999                          183,113
                               2000                          146,810
                                                         -----------
                                                         $   540,000

Employment agreement

During the year ended May 31, 1996, the Company entered into an employment agreement, with a director and principal member of management, which provided for annual compensation equal to 5% of the gross profit from the Rebate TV operations, with a minimum salary for the first year of $125,000. In addition, the Company provided a monthly automobile allowance. The agreement expired in October 2005, and provided for full payment if the employees should be terminated without cause, become disabled, or die before such date. In November 1996 the employee left the Company and has since filed a lawsuit claiming an unspecified amount of damages for breach of contract. The first year minimum compensation required under the agreement was paid in full. The Company anticipates a favorable outcome to this litigation and the accompanying financial statements do not contain any reserve for this contingency.

The  Company's   current   compensation   benefits  do  not  provide  any  other
post-retirement or post-employment benefits.

3. LITIGATION

Rental operating lease

The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey (Note 2). The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation (Note 2) for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. The accompanying financial statements do not contain any reserve for this contingency.

Capital lease obligation

The Company was defendant, and it had filed counter claims, in a lawsuit filed by the lessor of equipment subject to a capital lease obligation (Note 2). The Company withdrew from the lease because of the lessor's inability to correct defects in a major revenue producing component of the equipment and the inability to use the equipment.

The lessor sought to recover lease payments due under the lease totaling $1,043,021 and the Company sought to recover lost revenues caused by the deficient equipment. On August 21, 1997, the Company settled this lawsuit agreeing to issue 350,000 common stock shares (plus an additional 162,500 or 325,000 shares if the Company fails to file a Registration Statement with the S.E.C. by December 1, 1997 or January 2, 1998, respectively). The settlement loss was valued at the $.625 August 21st closing price of the common stock shares, or $218,750, and is recorded in the accompanying financial statements by reducing the carrying value of the capital lease obligation at May 31, 1997 to $218,750.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


4.       CONVERTIBLE DEBENTURES

During the years ended May 31, 1997 and 1996, the Company issued $419,200 and $630,800, respectively, of 8% convertible debentures maturing through April 2001. The bonds are convertible into shares of the Company's common stock at conversion prices of $1.00 to $3.75. In the event that the Company becomes a private company, the lenders have the right to immediately require redemption at a rate 10% of par in the first year the Company becomes private plus an additional 1% for each year to redemption.

During the year ended May 31, 1997, the entire $1,050,000 of outstanding debentures were converted into 1,199,999 common stock shares.

5.       NOTES PAYABLE

The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through March 1998 and are unsecured.

6.       RELATED PARTY TRANSACTIONS

Stockholder

The Company had a 50% interest in a joint venture with another corporation to exploit its license (Note 1) and accounted for this investment using the equity method. At May 31, 1995, the joint venture had no assets and the carrying value of its investment was $0. Also at May 31, 1995 the Company had available a $700,000 financing arrangement through a stockholder corporation with an interest rate of 12.5%. The amount outstanding at May 31, 1995 totaled $656,831. The stockholder corporation also charged a monthly management fee of $4,167 through September 30, 1995. In October 1995 the Company sold its joint venture interest in exchange for its release from the amount owed under the financing arrangement plus accrued interest and management fees through September of 1995, resulting in a gain of $701,865, the excess of these amounts over the carrying value of its investment in the joint venture.

During the years  ended  May 31, 1997 and  1996  interest   expense  totaling $0
and $27,368, respectively, and management fees totaling $0 and $16,666, respectively, accrued to the stockholder corporation.

7.       INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 1997 and 1996, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $7,000,000 and $4,300,000, respectively. These carryforwards expire through the year 2011, and are further subject to the provisions of Internal Revenue Code
Section 382.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $2,385,722 deferred tax asset attributable to the net operating loss carryover, net of a $118,391 deferred tax liability related to amortization timing differences, in the amount of $2,267,331 which have been fully offset by a valuation allowances in the same amount, as follows:

                                            1997                1996
                                            ----                ----

        Beginning balance              $  1,469,703         $  1,330,781
        Increase during period              797,628              138,922
                                       ------------         ------------

        Ending balance                 $  2,267,331         $  1,469,703
                                       ============         ============


8.       FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts receivable, trade and its convertible debentures payable.

Cash

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believes it is subject to any credit risks involving its cash.

Accounts and note receivable, trade

The Company accounts and note receivable are unsecured and represent sales not collected at the end of the year. Management believes these accounts and note receivable are fairly stated at estimated net realizable amounts.

Convertible debentures payable

Management believes the carrying value of their debentures payable represents the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

9.       SUBSEQUENT EVENT

Subsequent to May 1997, the Company entered into an agreement to acquire Airtech International Corporation (AIC), a Texas corporation, through the issuance of its common stock shares in a transaction to be accounted for as a pooling of interest. The transaction is subject to final AIC stockholder approval upon the effective date of a Form S-4 Registration Statement, which has been filed.

10.      STOCK OPTIONS AND WARRANTS

During the years ended May 31, 1997 and 1996, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between January 1999 and May 2002 and are exercisable at prices from $.75 to $4.50 per warrant.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


The following is a schedule of the activity relating to the Company's stock options and warrants:

                                 Year  Ended                 Year Ended
                                 May 31, 1997               May 31, 1996
                                 ------------               ------------

                                         Weighted Avg.             Weighted Avg.
                               Shares      Exercise       Shares      Exercise
                             (x 1,000)       Price       (x 1,000)     Price
                             ---------   -----------     --------- ------------

Options and warrants
    outstanding at
    beginning of year           169        $  2.79           25       $   2.00

Granted                       1,200        $   .83          169       $   2.79
Exercised                         -                           -
Expired                           -                         (25)      $   2.00
                              -----                         ----

Options and warrants
    outstanding and
    exercisable at end
    of year                   1,369         $  1.08          169       $   2.79
                              =====                         ====

Weighted average fair
    value of options and
    warrants granted during
    the year                                $   .13                    $    .06

The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 1997, all of which are exercisable.

                     Weighted Average
   Range of               Number            Remaining         Weighted Average
Exercise Prices        Outstanding       Contractual Life      Exercise Price
---------------        -----------       ----------------      --------------

  $.75-1.00             1,200               5.0 years                 $  .83
    $2.00                 115               3.2 years                 $ 2.00
    $4.50                  54               3.0 years                 $ 4.50

For pro forma disclosure purposes, there are no differences in net income and earnings per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123.

During the year ended May 31, 1997, the Company also issued 248,021 common stock shares in exchange for services. These services were recorded at their fair value of $545,520 and were charged to expense.

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
                  Bob Poe, dated November 1, 1995

10.4     Satellite Network Television lease  with LLB Realty,L.L.C./Keller, (3)
                  Dodds & Wentworth for Princeton, New Jersey television studio and production facility, dated March 1996

10.5     Stock Purchase Agreement dated May 5, 1997 with
                  Airtech International Corporation                         (4)

99.0     Additional Exhibits

99.1     Proforma Balance Sheet and Statement of
                  Operations for Registrant and Airtech
                  International Corporation dated 2-28-97                   (4)



(1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed January 14, 1992 and is herein incorporated by reference.
(2) Filed form S-3  August  22,  1997
(3) Set out in Form KSB for year ended May 31, 1996.
(4) This exhibit was previously filed with Registrants For 10KSB for year ended May 31, 1997.


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



                   Interactive Technologies Corporation, Inc.



                  by: /s/ Perry Douglas West
                      --------------------------
                      Perry Douglas West, Chief Executive Officer




Dated:  September 12, 1997