Form 10QSB/A
period 1996-08-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-10-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB/A



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


                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                          Page No.


   Item 1.   Financial Statements                                          2-9
             Balance Sheet as of August 31, 1996
             Statement of Operations for the three
                months ended August 31, 1996 and  August 31, 1995
             Statement of Cash Flows for the three
                months ended August 31, 1996 and August 31, 1995

   Item 2.   Management's Discussion and Analysis and                      10-12
                Plan of Operations


   PART II - OTHER INFORMATION                                             13


   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   PART I - FINANCIAL INFORMATION

   Item 1.        Financial Statements

               Interactive Technologies Corporation, Incorporated
                                 Balance Sheets
                   For the Three Months Ended August 31, 1996

                                                 Assets
                                                             August 31,
                                                               1996
                                                   -----------------------------
                                                            (unaudited)
                                                   -----------------------------
Current Assets:
      Cash                                                      $        14,695
      Accounts receivable, trade                                         24,167
      Prepaid expenses and other assets                                  15,593
                                                   -----------------------------
                                                                         54,455
           Total current assets                    -----------------------------

Property and equipment, at cost, net of
$13,138 of accumulated depreciation                                     101,692
                                                   -----------------------------

Other Assets:

      Organizational costs, net of $1,734 of
         accumulated amortization                                         2,266

      Investment in Subsidiary-SNT                                      314,899

      License rights, net of $294,334 of
         accumulated amortization                                       670,666

      Proprietary software and
         trademark, net of $289,877
         of accumulated amortization                                  5,121,165
                                                   -----------------------------
                                                                      6,108,996
                                                   -----------------------------

                              Total Assets                      $     6,265,143
                                                   =============================




     Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                               Balance Sheets
                   For the Three Months Ended August 31, 1996

                       Liabilities and Stockholders'Equity
                       -----------------------------------

                                                             August 31,
                                                               1996
                                                   -----------------------------
                                                            (unaudited)
                                                   -----------------------------
Current Liabilities:
      Accounts payable, trade                                   $       225,023

      Accrued Expenses
           Related Parties                                                    -
           Others                                                        77,683
      Contract of sale deposit                                          500,000
      Loans Payable
           Related Parties
           Others                                                       252,462
      Current portion of long-term liabilities                          171,227
                                                   -----------------------------

           Total current liabilities                                  1,226,395
                                                   -----------------------------

Long-term liabilities:
      License rights payable                                            499,573
      Capital lease obligation                                                -
      Convertible debentures payable                                    800,000
                                                   -----------------------------
                                                                      1,299,573

Commitments and contingencies:

Stockholders' equity:
      Common Stock $.01 par value;
            12,500,000 shares authorized,
           11,866,491 issued and outstanding                            118,665
      Paid-in capital in excess of par                                8,796,652
      Accumulated Deficit                                            (5,176,142)
                                                   -----------------------------
                                                                      3,739,175
                                                   -----------------------------

                                                                $     6,265,143
                                                   =============================




     Accompanying  notes  are an  integral  part of the  financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
               For the Three Months Ended August 31, 1996 and 1995

                                         August 31,             August 31,
                                           1996                   1995
                                   ---------------------- ----------------------
                                        (unaudited)            (unaudited)
                                   ---------------------- ----------------------
Revenue                             $      12,835               $      -
                                   ---------------------- ----------------------

Operating expenses:
    Depreciation                            5,403                      -
    Amortization                          240,809                      -
    General and administrative            658,175                 21,544
    Interest expense:
    Interest-Related parties                    -                 20,525
    Other                                       -                      -
                                   ---------------------- ----------------------

                                          904,387                 41,570
                                   ---------------------- ----------------------


Net Loss for Period                      (891,552)               (41,570)

Loss before income taxes                 (891,552)               (41,570)

Provision for income taxes                      -                      -
                                   ---------------------- ----------------------

Net Loss                             $   (891,552)            $  (41,570)
                                   ====================== ======================


Net loss per share

              Primary                $        0.08             $     0.01
              Diluted                $        0.08             $     0.01





 Accompanying  notes  are an  integral  part  of the  financial statements.

               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
               For the Three Months Ended August 31, 1996 and 1995

                                               August 31,          August 31,
                                                  1996                1995
                                          ------------------ -------------------
                                              (unaudited)        (unaudited)
                                          ------------------ -------------------
Net Loss                                                           $ (41,570)
                                          ------------------ -------------------
Cash flows from operating activities:
  Cash flow from Operating Activities:
  Cash received from customers                $  19,232
  Cash paid to employees                       (204,084)
  Cash paid to suppliers                       (388,845)
  Interest paid:
       Stockholder
       Others                                      (909)
  Taxes paid                                          -
                                          ------------------ -------------------
  Net cash used in operating activities       $(574,607)
                                          ------------------ -------------------
Cash flows from investing activities:
  Purchase of property and equipment               (664)
  Capitalized software development
       reduction                                 50,000
                                          ------------------ -------------------
  Net cash used in investing
       activities                                49,336
                                          ------------------ -------------------

Cash flows from financing activities:
  Issuance of convertible debentures            300,000
  Common stock issued for cash                   61,602
  Promissory notes issued                       252,462
  Contract of sale deposits received             98,099
  License rights payment                       (232,000)
                                          ------------------ -------------------
  Net cash provided by financing
       activities                               480,163
                                          ------------------ -------------------
Change in current assets and liabilities                              33,025

Net decrease in cash                            (45,108)              (8,545)
Cash at beginning of period                      63,114               11,745
                                          ------------------ -------------------
Cash at end of period                         $  18,003            $   3,200
                                          ================== ===================

       Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                                 Statement of Cash Flows
               For the Three Months Ended August 31, 1996 and 1995

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                             August 31,           August 31,
                                                1996                 1996
                                        -------------------- -------------------
                                             (unaudited)         (unaudited)
                                        -------------------- -------------------

Net loss                                   $  (891,552)             $(41,570)
                                         -------------------- ------------------
Adjustments to reconcile net
loss to net cash used in
operating activities:

    Amortization                               240,809
    Depreciation                                 5,403
    Increase in accounts receivable             (7,214)
    Increase in Investment in subsidiary      (222,204)
    Increase in prepaid expenses                (8,275)
    Decrease in accounts payable              (138,250)
    Increase in accrued expenses               102,619
    Stock issued for supplies and services     344,057
                                          -------------------

    Total adjustments                          316,945
                                        -------------------- -------------------

    Net cash used in operating
        activities                           $(574,607)             $(41,570)
                                        ==================== ===================








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

   Consolidated principles
   -----------------------

   On April 9, 1996 the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. SNT operates television studios, a post production facility and satellite links. It will produce commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's
   Rebate TV operations and for outside customers. Until SNT has operations the Company will not consolidate this subsidiary and reflect an investment in subsidiary in its balance sheet.

   The accompanying financial statements include the general accounts of the Company and accordingly do not include the financial statements of SNT. At balance sheet date no continuing operation had been initiated by SNT and the Company was considering disposition of this subsidiary.

   Basis of Presentation
   ---------------------

   The financial information presented as of any date other than May 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and the footnotes

                  INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

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