Form 10QSB
period 1997-08-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1997-10-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB



                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                       Commission File
   August 31, 1997                                              Number 0-19796


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

   The Registrant has 12,279,612 shares of common stock, par value $0.01 per share issued and outstanding as of August 31, 1997.

   Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.   Financial Statements                                      2-12
             Balance Sheet as of  August 31, 1997
               Statement of Operations for the three
                    months ended August 31, 1997
                    and August 31, 1996
               Consolidated Statement of Stockholders' Equity
               Statement of Cash Flows for the three months
                    ended August 31, 1997 and
                    August 31, 1996
               Notes to Financial Statements

   Item 2.   Management's Discussion and Analysis and                  13-14


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                         15

   Item 2.   Changes in Securities                                     None

   Item 3.   Defaults upon Senior Securities                           None

   Item 4.   Submission of Matters to a Vote of Security Holders       None

   Item 5.   Other Information                                         None

   Item 6.   Exhibits and Reports on Form 8-K                          None

   SIGNATURE PAGE                                                      16

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1997 and 1996


                                     Assets


                                                     August 31,      August 31,
                                                       1997             1996
                                                       ----             ----

Current assets:

         Cash                                         $11,009         $14,695
         Accounts and note receivable, trade,                          24,167
           net of $25,000, of allowance for
           uncollectible amounts                       42,165               -
         Prepaid expenses and other assets             15,406          15,593
                                                    ---------        --------

          Total current assets                         68,580          54,455
                                                    ---------        --------

Property and equipment, at cost, net of
  $34,270 and $13,138, respectively of
  accumulated depreciation                             80,871         101,692
                                                    ---------        --------

Other assets:

         Organizational costs, net of $2,534
           and $1,734, respectively of
           accumulated amortization                     1,466           2,266
         Investment in Subsidiary - SNT                     -         314,899
         License rights, net of $337,500
           and $294,334, respectively of
           accumulated amortization                   337,500         670,666
         Proprietary software and trademark,
           net of $1,063,776 amd 289,877,
           respectively of accumulated
           amortization                             4,347,266       5,121,165
                                                    ---------       ---------

                                                    4,767,103       6,108,996
                                                    ---------       ---------

                                                   $4,835,683      $6,265,143
                                                   ==========      ==========












    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1997 AND 1996


                      Liabilities and Stockholders' Equity



                                                    August 31,    August 31,
                                                       1997          1996
                                                       ----          ----

Current liabilities:

         Accounts payable, trade                   $ 127,812      $ 225,023
         Accrued expenses                             67,862         77,683
         Contract of sale deposit                          -        500,000
         Notes payable                               274,685
         Loans Payable
           Related Parties
           Others                                                   252,462
         Current portion of long-term
           liabilities                               210,077        171,227
                                                   ---------       --------

           Total current liabilities                 680,436     $1,226,395
                                                   ---------     ----------

Long-term liabilities:

         License rights payable                      329,923        499,573
         Capital lease obligation                    218,750              -
         Convertible debentures payable                    -        800,000
                                                   ---------      ---------

                                                     548,673      1,299,573


Commitments and contingencies:

Stockholders' equity:

         Common stock, $.01 par value
         50,000,000 and 12,500,000 shares
         authorized, respectively
         13,479,613 and 11,866,491,
         respectively, shares issued
           and outstanding                           134,796        118,665
         Paid in capital in excess of par         10,836,034      8,796,652
         Accumulated deficit                     ( 7,364,256)    (5,176,142)
                                                 ------------    -----------

                                                   3,606,574      3,739,175
                                                 ------------    -----------
                                                 $ 4,835,683    $ 6,265,143
                                                 ============   ============





    The accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
               For the Three Months Ended August 31, 1997 and 1996


                                                 AUGUST 31,       AUGUST 31,
                                                    1997             1996
                                               -------------     -----------
                                                 (unaudited)     (unaudited)
                                               -------------     -----------

Revenue                                         $     3,070      $   12,835
                                               -------------     -----------


Operating expenses:
     Depreciation                                     5,414           5,403
     Amortization                                   227,202         240,809
     Production costs                                   912               -
     General and administrative                     104,704         658,175
     Interest expense:
          Stockholder                                     -               -
          Other                                      12,264               -
     Management fee-stockholder                           -               -
                                               -------------    -----------
                                                    350,496         904,387

                                               -------------    -----------
Loss from operations                               (347,426)       (891,552)

Income/(loss) before income taxes                  (347,426)       (891,552)

Provision for income taxes                                -               -
                                               -------------    -----------

Net income/(loss)                              $   (347,426)    $  (891,552)
                                               =============    ===========



Net income/(loss) per share

             Primary                           $      0.03      $    0.08
             Diluted                           $      0.03      $    0.08






















       Accompaning notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED AUGUST 31, 1997


                               Common Stock   Add'l Paid  Accumulated
                            Shares    Amount  In Capital   Deficit      Total
                            ------    ------  ----------   -------      -----

Balance at May 31, 1995  5,689,544  $ 56,895 $3,192,082  $(3,914,063) $(665,086)

Issuance of common stock
   for cash                102,500     1,025    408,975        -        410,000

Issuance of common stock
   in reverse acquisition
   transaction           5,700,000    57,000  4,793,683        -      4,850,683

Issuance of common stock
   as security for capital
   lease obligation        250,000     2,500  (   2,500)       -              -

Net loss                         -         -          -   (   47,599)  (447,599)
                          --------  --------   ---------  -----------  ---------

Balance at May 31, 1996 11,742,044   117,420  8,392,240   (4,361,662) 4,147,998

Issuance of common stock
     for cash              289,549     2,895    749,978         -       752,873

Issuance of common stock
     in exchange for
     services              248,021     2,481    543,039         -       545,520

Issuance of common stock
     upon conversion of
     debt                1,199,999    12,000  1,150,777         -     1,162,777

Net loss                         -         -          -   (2,655,167)(2,655,167)
                         ---------    ------  ---------   ----------- ----------

Balance at May 31,1997  13,479,613 $134,796  $10,836,034 $(7,016,829) $3,954,001

Net Loss                                                  (  347,426) ( 347,426)
                        ========== ========  ===========  =========== ==========
Balance at Aug 31,1997  13,479,613 $134,796  $10,836,034 $(7,364,255) $3,606,575










    The accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
               For the Three Months Ended August 31, 1997 and 1996


                                                   August 31,       August 31,
                                                      1997            1996
                                                  ------------     -----------
                                                   (unaudited)     (unaudited)
                                                  ------------     -----------

    Cash received from customers                  $   111,561      $   19,232
    Cash paid to employees                          (  43,056)      ( 204,084)
    Cash paid to suppliers                          ( 108,837)      ( 388,845)
    Interest paid:
      Stockholder                                           -               -
      Others                                        (  12,264)      (     909)
                                                  ------------     -----------
 Net cash used in operating activities            $ (  52,596)     $ (574,607)
                                                  ------------     -----------

Cash flows from investing activities:
    Purchase of property and equipment                               (    664)
    Capitalized software development reduction                         50,000
                                                  ------------     -----------
 Net cash used in investing activities                             $   49,336
                                                  ------------     -----------

Cash flows from financing activities:
    Issuance of convertible debentures                      -         300,000
    Proceeds from note payable
       stockholder corporation
    Common stock issued for cash                            -          61,602
    Promissory notes isssued for cash                  50,000         252,462
    Contract of sale deposits received                                 98,099
    License rights payment                                  -        (232,000)
                                                  ------------     -----------
 Net cash provided by financing activities             50,000         480,163
                                                  ------------     -----------

Net change in cash                                    ( 2,596)        (45,108)
Cash at beginning of period                            13,605          63,114
                                                  ------------     -----------

Cash at end of period                             $    11,009      $   18,003
                                                  ============     ===========

















       Accompaning notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                             Statement of Cash Flows
               For the Three Months Ended August 31, 1997 and 1996

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities


                                                   AUGUST 31,      AUGUST 31,
                                                      1997           1996
                                                  -------------   -----------
                                                   (unaudited)    (unaudited)
                                                  -------------   -----------
Net income/loss                                   $ (  347,426)   $  (891,552)

Adjustments to reconcile net
 income/loss to net cash used in
 operating activities:
    Amortization                                       227,202        240,809
    Depreciation                                         5,414          5,403
    Increase/Decrease in accounts receivable           108,491       (  7,214)
    Increase in Investment in subsidiary                     -       (222,204)
    Decrease in accounts payable                    (   44,845)      (138,250)
    Increase in prepaid expenses                    (      616)      (  8,275)
    Increase/Decrease in accrued expenses           (      816)       102,619
    Stock issued for supplies and services                   -        344,057
                                                   ------------    ----------
   Total adjustments                               $   294,830     $  316,945
                                                   ------------    ----------

    Net cash used in operating activities          $ (  52,596)    $ (574,607)
                                                   ============    ===========




































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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Cash flow
---------

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Earnings per share

Primary and fully diluted earnings per share amounts are based upon 13,479,613 and 11,866,491, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


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

NONE

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

7.  INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At August 31, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $7,000,000. This carryforwards expire through the year 2011, and are further subject to the provisions of Internal Revenue Code Section 382.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

Convertible debentures payable

Management believes the carrying value of their debentures payable represents the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

9.       SUBSEQUENT EVENT

Subsequent to May 1997, the Company entered into an agreement to acquire Airtech International Corporation (AIC), a Texas corporation, through the issuance of its common stock shares in a transaction to be accounted as an acquisition by ITC. The transaction is subject to final AIC stockholder approval upon the effective date of a Form S-4 Registration Statement, which has been filed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTERIM PERIOD FROM JUNE 1, 1996 THROUGH AUGUST 31, 1997.

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


FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $3,070, down from $12,835 for the same period for the previous year. The Company has concluded its beta test period for Rebate TV and is preparing for full network operations. Operating expenses for the Quarter reported decreased to $350,496 from $904,387 the previous year. Increased expenses were due to the company's operations directed at expansion of Rebate TV into the national market. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentage as it expands into additional markets.

     During the first three months of the current fiscal year, the Company received $0 net of cost from the private sale of its common stock and an additional $50,000 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV during the next quarter. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

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