Form 10QSB
period 1997-11-30
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-01-14
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB



                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                       Commission File
   November 30, 1997                                            Number 0-19796


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

   The Registrant has 14,773,024 shares of common stock, par value $0.01 per share issued and outstanding as of November 30, 1997.

   Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.   Interactive Technologies Corp, Inc.
                   Financial Statements
             Balance Sheet as of  November 30, 1997 and 1996
               Statement of Operations for the three
                    months ended November 30, 1997 and 1996
               Consolidated Statement of Stockholders' Equity Statement of Cash Flows for the six months ended November 30, 1997 and  1996
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis and


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities                                     None

   Item 3.   Defaults upon Senior Securities                           None

   Item 4.   Submission of Matters to a Vote of Security Holders       None

   Item 5.   Other Information

               Interactive Technologies/Airtech International
                 Pro Forma Financial Information

   Item 6.   Exhibits and Reports on Form 8-K

               Airtech International Financial Statements

   SIGNATURE PAGE

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1997 and 1996
                                  (unaudited)

                                     Assets

                                                      1997              1996
                                                      ----              ----
Current assets:

         Cash                                        $133,210         $12,579
         Accounts and note receivable, trade,                          35,235
           net of $25,000, of allowance for
           uncollectible amounts                       41,945               -
            Notes receivable                                -         150,000
         Prepaid expenses and other assets            111,368           8,810
                                                    ---------        --------

          Total current assets                        286,523         206,624
                                                    ---------        --------

Property and equipment, at cost, net of
  $39,684 and $18,541, respectively of
  accumulated depreciation                             75,457          96,289
                                                    ---------        --------

Other assets:

         Organizational costs, net of $2,734
           and $1,934, respectively of
           accumulated amortization                     1,266           2,066
         Investment in Subsidiary - SNT                     -         296,608
         License rights, net of $371,250
           and $236,250, respectively of
           accumulated amortization                   303,750         438,750
         Proprietary software and trademark,
           net of $1,257,028 and 483,129,
           respectively of accumulated
           amortization                             4,154,015       4,927,914
            Investment & Joint Venture                284,766               -
                                                    ---------       ---------

                                                    4,743,797       5,665,338
                                                    ---------       ---------

                                                   $5,105,777      $5,968,251
                                                   ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                            CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1997 AND 1996
                                  (unaudited)

                      Liabilities and Stockholders' Equity

                                                      1997          1996
                                                      ----          ----
Current liabilities:
         Accounts payable, trade                   $  99,408      $ 135,509
         Accrued expenses                             80,126         80,382
         Contract of sale deposit                          -              -
           Loans Payable
           Related Parties                                 -              -
           Others                                    277,185        144,200
         Current portion of long-term
           liabilities                               210,077        171,227
                                                   ---------       --------
           Total current liabilities                 666,796        531,318
                                                   ---------     ----------

Long-term liabilities:
         License rights payable                      329,923        499,573
           Convertible debentures payable                  -        800,000
                                                   ---------      ---------
                                                     329,923      1,299,573

Commitments and contingencies:

Stockholders' equity:
         Common stock, $.01 par value
           50,000,000 and 12,500,000 shares
           authorized, respectively
           14,773,024 and 12,159,863,
           respectively, shares issued
           and outstanding                           147,730        121,397
            Preferred Stock, $.01 par value
              20,000,000 and -0- shares
              authorized, respectively
              5,000,000 and -0- designated
              as Series M
              350,000 and -0- respectively,
              shares issued and outstanding              350             -
            Series M - PPM Cost                      (36,159)            -
         Paid in capital in excess of par         11,741,227      9,492,845
         Accumulated deficit                     ( 7,744,090)    (5,476,882)
                                                 ------------    -----------
                                                   4,109,058      4,137,360
                                                 ------------    -----------
                                                 $ 5,105,777    $ 5,968,251
                                                 ============   ============


    The accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
               For the Three Months Ended November 30, 1997 and 1996
                                  (unaudited)


                                                    1997             1996
                                               -------------     -----------

Revenue                                         $    (3,328)     $  177,736
                                               -------------     -----------


Operating expenses:
     Depreciation                                     5,414           5,403
     Amortization                                   227,202         236,868
     Production costs                                 9,463               -
     General and administrative                     122,163         513,069
     Interest expense:
          Stockholder                                     -               -
          Other                                      12,264          34,635
                                               -------------    -----------
                                                    376,506         789,975

                                               -------------    -----------
Loss from operations                               (379,834)       (612,239)

Gain on sale of 90% of
         Charleston license                               -         311,500

Income/(loss) before income taxes                  (379,834)       (300,739)
                                               -------------    ------------

Net income/(loss)                              $   (379,834)    $  (300,739)
                                               =============    ============



Net income/(loss) per share

             Primary                           $    (0.02)      $  (0.03)
             Diluted                           $    (0.02)      $  (0.03)










       Accompanying notes are an integral part of the financial statements.


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED NOVEMBER 30, 1997

                    Common Stock        Preferred      Add'l Pd   Accumulated
                   Shares     Amount   Shares  Amount  In Capital   Deficit      Total
                   ------     ------   ------  ------   -------      -----

Bal at 5/31/97    13,479,613  $134,796                10,836,034  $(7,016,829)  3,954,001

Net Loss                                                           (  347,426)   (347,426)
                  ==========  ======== ======= ======= ==========  ===========  =========

Bal at 8/31/97    13,479,613  $134,796               $10,836,034  $(7,364,255) $3,606,575


Issuance of common
stock for cash       421,000     4,210                   206,290           -      210,500

Issuance of common
stock in exchange
for services         125,443     1,254                    75,621           -       76,875

Issuance of common
stock upon
conversion of debt   746,968     7,470                   273,632           -      281,102

Issuance of
Preferred Stock,
Series M                               350,000   350     349,650                  313,841
($36,159 PPM cost)

Net loss                                                           (  379,835)   (379,835)
                    ---------  ------- --------  ----  ----------   ---------- ---------
Bal at 11/30/97    14,773,024 $147,730 350,000   350  $11,741,227 $(7,744,090) $4,109,058


























    The accompanying notes are an integral part of the financial statements.



               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
               For the Six Months Ended November 30, 1997 and 1996


                                                       1997            1996
                                                  ------------     -----------

    Cash received from customers                  $   109,766      $   79,731
    Interest received                                     797               -
    Cash paid to employees                          (  57,036)      ( 390,659)
    Cash paid to suppliers                          ( 235,997)      ( 745,977)
    Interest paid:
      Stockholder                                           -               -
      Others                                                -       (  34,635)
                                                  ------------     -----------
 Net cash used in operating activities            $ ( 182,470)    $(1,091,540)
                                                  ------------     -----------

Cash flows from investing activities:
    Purchase of property and equipment                               (    665)
    Capitalized software development reduction                         50,000
    Decrease in subsidiary investment                        -        104,719
    License rights payment                                   -       (232,000)
    Joint Interest Investment                           29,075              -
                                                  ------------     -----------
 Net cash used in investing activities                  29,075     $  (77,946)
                                                  ------------     -----------

Cash flows from financing activities:
    Issuance of convertible debentures                      -         300,000
    Proceeds from note payable                        273,000               -
    Common stock issued for cash                            -         576,852
    Promissory notes isssued for cash                                 144,000
    Contract of sale deposits received                                 98,099
    License rights payment                                  -        (232,000)
                                                  ------------     -----------
 Net cash provided by financing activities            273,000       1,118,951
                                                  ------------     -----------

Net change in cash                                    119,605         (50,535)
Cash at beginning of period                            13,605          63,114
                                                  ------------     -----------

Cash at end of period                             $   133,210      $   12,579
                                                  ============     ===========








       Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                             Statement of Cash Flows
               For the Six Months Ended November 30, 1997 and 1996

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities
                                  (unaudited)



                                                        1997           1996
                                                  -------------   -----------

Net income/loss                                   $ (  727,261)   $(1,192,420)

Adjustments to reconcile net
 income/loss to net cash used in
 operating activities:
    Amortization                                       477,297        477,677
    Depreciation                                        10,829         10,806
    Increase/Decrease in accounts receivable           108,711       ( 11,906)
    Increase in notes receivable                             -       (150,000)
    Decrease in accounts payable                    (   10,896)      (227,293)
    Increase in prepaid expenses                    (   96,578)      ( 14,550)
    Increase/Decrease in accrued expenses           (   11,448)      ( 39,288)
    Stock issued for supplies and services              66,876        366,934
    Gain on sale of Charleston license                               (311,500)
                                                   ------------    ----------
   Total adjustments                               $   544,791     $  100,880
                                                   ------------    ----------

    Net cash used in operating activities          $ ( 182,470)   $(1,091,540)
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

Earnings per share
------------------

     Primary and fully diluted earnings per share amounts are based upon 14,773,024 and 12,159,863, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

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

Operating leases
----------------

     Through October 31, 1995, the Company used office space provided free of charge by its stockholder, the value of which was not material. The Company presently leases its facilities in Florida under non-cancelable operating lease agreements expiring through April 1998.

     Minimum future rental payments required under the above operating leases are as follows.

                          Year Ending
                            May 31,                           Amount

                              1998                          $   4,820
                                                            =========


License fees payable
--------------------

     The Company, through SI, has acquired licenses from the Federal Communications Commission to operate interactive video and data service systems in various metropolitan statistical areas (Note 1). The license rights are payable interest only, at 7.7 percent for two years with principal and interest payable monthly over the remaining three years of the licenses. Interest has been accrued from the dates the license were formally issued.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                         NOTES TO FINANCIAL STATEMENTS


3. LITIGATION

Rental operating lease
----------------------

     The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey (Note 2). The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation (Note 2) for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable result of this lawsuit the outcome of it is uncertain. The accompanying financial statements do not contain any reserve for this contingency.

4.       CONVERTIBLE DEBENTURES

NONE

5.       NOTES PAYABLE

     The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through March 1998 and are unsecured.

6.  INCOME TAXES

     The Company used the accrual method of accounting for tax and financial reporting purposes. At November 30, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $7,800,000. This carryforwards expire through the year 2011, and are further subject to the provisions of Internal Revenue Code Section 382.

7.       SUBSEQUENT EVENT

     Subsequent to May 1997, the Company entered into an agreement to acquire Airtech International Corporation (AIC), a Texas corporation, through the issuance of its common stock shares in a transaction to be accounted as an acquisition by ITC. The transaction is subject to final AIC stockholder approval upon the effective date of a Form S-4 Registration Statement, which has been filed.

     On August 1, 1997, ITC entered into a Manufacture and Distribution Agreement with Airtech. This agreement relating to the Medicare madel 950 air filtration unit, has been used by ITC for the Private Placement of additional Securities. This agreement and the working arrangements are being treated as a Joint Venture between ITC and Airtech until such time as the merger of the two companies is complete. Accordingly all receipts from the sales of securities and disbursement of funds are accounted for as a Joint Venture. At November 30, 1997 350,000 shares of the PPM Series M Perferred stock had been completed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTERIM PERIOD FROM JUNE 1, 1996 THROUGH NOVEMBER 30, 1997.

     During the quarter, the Company's efforts were directed at program development involving the next RebateTV program and the initiation of program development of "Assualt on the Liberty" a DocuDrama about the sinking of the United States Ship "Liberty" during the Seven Day War. The Company has contracted for creative work on the Development and Prep phases for the "Liberty" project as well as for development work by Bottomline, Inc. of Atlanta, Georgia. Both the "Liberty" project and the newest RebateTV program are under creative direction by Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I., "Simon & Simon", "Wings" and "The Twilight Zone". His commercial experience includes such clients as Cadillac, Texaco, Coca Cola, Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Revenues from operations for the Quarter reported were $(3,328), down from $177,736 for the same period for the previous year. The Company has concluded its beta test period for Rebate TV and continues to prepare for network operations. Operating expenses for the Quarter reported decreased to $376,506 from $789,975 the previous year. The Company's computer operations were developed to operate at a level to service a national market and those operations will make up a significant portion of the operating expenses which will proportionately decrease as the Company adds markets for its productions. The Company expects its expenses to expand at a decreasing percentag as it expands into additional markets.

     During the six months of the current fiscal year, the Company received $210,500 net of cost from the private sale of its common stock and an dditional $52,500 in loans. The Company does not expect to receive significant revenues from projects other that Rebate TV during the next quarter. The Company expects to require additional funds over the next 12 months for the expansion and addition of market for its products and operations.

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

     The Company is not as party to any other pending legal proceedings except for claims and lawsuits arising in the normal course of business. ITC does not believe that these claims or lawsuits will have a material effect on ITC's financial condition or results of operations

Item 5.  Other Information

     The purchase of the outstanding stock of Airtech International Corporation has not been completed as of November 30, 1997. This transaction will be completed upon the effective notice of the registration statement filed with the Securities and Exchange Commission. The Company is electing to report current Proforma Combined Financial Statements of the Company and Airtech as if the transaction had been completed on November 30, 1997. And is providing under Item 6 as an Exhibit the November 30, 1997 unaudited Financial Statements of Airtech.

     On August 1, 1997 the Company and Airtech International Corporation (AIC) entered into a Manufacture and Distribution Agreement or Joint Venture for the Production of the Airtech Model 950 air filtration unit. As a result of this agreement the Company began a Private Placement of its designated Series M Preferred Stock, with the maximum placement being 5,000,000 shares at a price of $1.00 per share with one convertible warrants attached to each Preferred share. If this Private Placement is completed the Company will contribute 75% of the net proceeds to the Joint Venture or such lesser amount if the total shares of Preferred Stock are not sold.



                    INTERACTIVE TECHNOLOGIES CORPORATION INC.

                        PROFORMA COMBINED BALANCE SHEETS
                                NOVEMBER 30, 1997
                                   (Unaudited)



                                         Historical
                                --------------------------------
                                                     Acquired
                                  Interactive
                                  Technologies        Airtech       Adjustments
                                   Corporation     International        For
                                      Inc.          Corporation     Acquisition     Combined
                                --------------     -------------    ------------   -----------
                                            ASSETS

Current Assets                    $286,523           $721,690                      $1,008,213


Property and equipment net
    of depreciation                 75,457            235,489                         310,946
Notes receivable                                      899,833                         899,833
Intellectual properties net of
    Amortization                 4,457,765(2)       1,204,895(3)    12,250,000(4)  17,912,660
Investment in subsidiary                              650,000                         650,000
Investment in Joint Venture        284,766           (137,824)                        146,942
Goodwill                                                             1,329,252(4)   1,329,252
Other assets                         1,266            527,918                         529,184
                                -------------      ------------    -------------- ------------

Total Assets                    $5,105,777         $4,102,001      $13,579,252    $22,787,030
                                =============      ============    ============== ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities               $666,796           $874,942                      $1,541,738
Deferred Revenue                                      400,000                         400,000
Long-term liabilities              329,923             45,749                         375,672
                                                                     9,000,000(4)   9,000,000
                                 -------------     ------------    --------------  -----------
Total Liabilities                  996,719          1,320,691                      11,317,410

Commitments and contingencies                                                 (5)

Stockholders' Equity
     Paid in Capital            11,853,148          3,825,571        4,579,252(4)  20,257,971
Retained Earning (Deficit)
                                (7,744,090)        (1,044,261)                     (8,788,351)
                                ---------------    -------------   --------------  ------------
                                 4,109,058          2,781,310        4,579,252     11,469,620
                                ---------------    -------------   --------------  ------------
Total Liabilities and
   Stockholders' Equity         $5,105,777         $4,102,001      $13,579,252    $22,787,030
                                ===============    =============   ============== =============





              See notes to Pro-Forma Combined Financial Statements


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                     PROFORMA COMBINED STATEMENTS OF INCOME
                   For the Six Months Ended November 30, 1997
                                   (Unaudited)

                                        Historical               Adjustments
                             -------------------------------    -------------
                                                Acquired
                                                --------
                              Interactive
                              Technologies       Airtech         Adjustments
                              Corporation     International          For
                                  Inc.         Corporation       Acquisition     Combined
                             -------------    --------------    -------------   ----------
Net revenues                  $  (3,325)       $   242,768                      $  239,443

Cost of Sales
                                      -            158,142                         158,142
                             -------------    --------------                    ------------

Gross income
                                 (3,325)            84,626                          81,301

General and Administrative
                                143,893            310,841                         454,734
                              ------------    ---------------                   ------------

Net income from operations
 Before depreciation,
 Amortization and  taxes
                               (147,218)          (226,215)                       (373,433)

Depreciation and amortization   232,616              8,250                         240,866
                              -----------     ---------------                   ------------

Net income (loss)
     From operations
                               (379,834)          (234,465)                       (614,299)

Income taxes
                                      -                  -                               -
                              -----------     ---------------                   -------------

Net Income (Loss)             $(379,834)      $   (234,465)                     $ (614,299)
                              ===========     ===============                   =============


Primary  (loss)  per share    $   (0.02)(1)   $      (0.01)(1)                  $    (0.03)

Diluted (loss) per share      $   (0.02)(1)   $      (0.01)(1)                  $    (0.03)







              See notes to Pro-Forma Combined Financial Statements

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (Unaudited)


1.       Basis of Presentation

     The accompanying Pro-Forma Combined balance sheet at August 31, 1997 and related combined statement of operations for the nine months then ended have been prepared as if the business combination had occurred on June 1, 1997 the start of the current fiscal year of Interactive.

     The purchase of the outstanding stock of Airtech by Interactive is being reflected in these Pro-Forma Combined Financial Statements using the purchase method for recording the transaction. The excess of cost over book value has been reclassified to other assets of Airtech based on managements estimates and outside valuation based on projected cash flows and revenues from the revalued assets. No provision for amortization of these revalued assets or goodwill are reflected in these combined financial statements.

     There have been no changes in generally accepted accounting principals in the presentation of the combined financial statements from the historical audited financial statements included herein by reference as previously filed or in the audited financial statements of Airtech for its fiscal year ended May 31, 1997.

     Earnings per Share (EPS) is reflected as primary earning per share and fully dilluted earnings per share set forth in the following table used for EPS computation:

                                                         Historical
                                              ------------------------------
                                                 ITC                Airtech

Weighted average number of shares             12,139,865          17,485,000
Less shares cancelled                        ( 3,400,000)
Add shares issued for debentures               1,144,444
Adjustment for combined presentation                             (17,485,000)
Common shares issued for acquired              8,000,000
                                             -----------
Primary shares outstanding                    17,884,309
Assuming conversion of convertable
   preferred issued for acquired               8,850,000
Assuming conversion of convertable
   Debentures issued for acquired             12,857,143
                                             -----------
Fully diluted shares outstanding              39,591,452


Notes to Historical Financial Statements

     1. Intellectual properties reflected on the balance sheet of Interactive consist of the following:

         License rights net of accumulated amortization
         of $371,250                                                $   303,750
         Proprietary software and trademark, net of accumulated
         amortization of $1,257,028                                   4,154,015
                                                                    -----------
                                                                     $4,457,765

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.


                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (Unaudited)

     License rights consist of ITC's Federal Communications Commission Interactive Video and Data Services (IVDS) radio station license in the Melbourne-Titusville-Palm Bay, Florida and the retained 10% interest in IVDS license in the Charleston-North Charleston, South Carolina service areas representing an additional enhancement to ITC=s programming distribution. These licenses have a duration of an initial five years, and are renewable if all conditions of the license are met. IVDS, a two way communications system , will allow viewer to take an active role in systems delivered through broadcast television, cable television, wireless cable, direct broadcast satellite or other future television delivery methods. IVDS is regulated as a personal radio service under the rules of the FCC which has allocated spectrum in the 218-219 MHZ range for its use. IVDS systems are designed to operate with a hand-held remote control device that controls the interactive set top[ device on the subscriber's television set. A viewer would interact with the TV station through a radio signal using an IVDS frequency.

     Proprietary software and trademarks consist of software developed for integration into the rebate television market and a trademark known as Rebate TV
(TM) purchased in October 1995.  This  proprietary  software  allows ITC to be a developer and producer of television,  interactive  television  and  interactive digital media programming. These programs can be developed in various interactive formats for cable, broadcast and direct broadcast satellite television as well as for Internet distribution. Rebate TV is a television program which incorporates interactive media and computer data management allowing retail vendors to communicate their message to consumers, the allow the consumer to verify his or her purchase, with the consumer receiving a cash rebate from ITC for their purchases. Retailers represent a broad spectrum of the business community including grocer chains, furniture stores, tire service stores, banks, restaurants, car dealers and a variety of other specialty businesses.

     2. Intellectual properties reflected on the balance of Airtech consist of the cost incurred to date for the development of a full line of air purification products for commercial, consumer, automobile and medical use. Several of the products will be eligible for a US and foreign patents with patent applications currently in process or planned .

Adjustments for Acquisition

     3. Per the stock purchase agreement entered into on May 8, 1997 between Interactive Technologies Corporation, Inc. and Airtech International Corporation the following presents the securities and the related valuation of the purchase of 100% of the issued and outstanding common stock of Airtech:


                                                        Value
         Description of Securities                    Per Share         Total
         8,000,000 shares of Interactive
         Common Stock, registered                    $0.56(a)         $4,480,000

         8,850,000 shares of Interactive
         Preferred Stock, registered and
         convertible into Common Stock               $0.45(b)          3,982,500

         $9,000,000 in Convertible
         Debentures                                  At  Face          9,000,000
                                                                      ----------
         Total value of purchase of 100% of
         Airtech Common Stock                                       $ 17,462,500

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (Unaudited)

(a) The closing of bid price of Interactive common stock on May 8, 1997 was $1.125, for valuation of a private placement type transaction of registered shares of common stock Interactive has discounted the price per share by 50%.

(b) The Preferred Stock is convertible into one (1) share of Common Stock after 24 months or can be called by the Company during that time, for valuation purposes the assigned value of the common shares was reduced by 20%.

The following represents the allocation of the purchase price:

         Book value of Airtech common stock            $   3,804,026
         Intellectual properties                          12,250,000
         Excess of purchase price over cost                1,408,474
                                                       -------------
         Total Purchase Price                            $17,462,500


4.  Interactive Technologies has the following litigation pending:

     The Company is a defendant in a proceeding filed in the United States District Court for the Southern District of New York. It accepted service April 5, 1997 in an action brought by Studiolink Corporation and Steven Campus for damages arising out of an equipment lease agreement. The Company expects to assert counterclaims against the Plaintiffs for losses suffered as a result of their failure to perform. Settlement discussions have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company. In addition, in related matters, the Company is in litigation with LLB Realty, L.L.C. which has filed a claim alleging claims under an office lease agreement in Superior Court of New Jersey, Mercer County. The Company has asserted claims against L.L.B. Realty, L.L.C. for failure to perform under the conditions of the agreement. Settlement negotiations have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company. .

     The Company is not a party to any other pending legal proceedings except for claims and lawsuits arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material effect on ITC=s financial condition or results of operations. Accordingly no provision or accrual for potential losses are reflected in the Pro-Forma Combined Financial Statements.

     Airtech International Corporation has the following litigation pending:

     Airtech International Corporation, McCleskey Sales and Service, Inc., C.J. Comu and John Potter, plaintiffs vs Honeywell, Inc., Honeywell Environmental Air Control, Inc. And Suzanne Haas, defendants; No. 3:96CV-1855-D, United States District Court for the Northern District of Texas, Dallas Division.

     In this case, Airtech, a subsidiary and two of its officers filed suit against Honeywell, Inc. And a Honeywell subsidiary and an employee asserting several causes of action. These causes of action include breach of contract relating to termination of the Company=s Full Service Distributorship agreements, for defamation and tortious interference with contract relating to a merger agreement between the Company and DCX, Inc., for unfair competition regarding claims made by Honeywell about it air purification products, for negligent misrepresentation regarding representations made to the Company and its subsidiary regarding the exclusivity of certain arrangements with the defendants, and for declaratory relief and attorney=s fees. Honeywell filed a counterclaim against the Company, McCleskey, Comu and Potter. Honeywell alleges that the Company and McCleskey owe Honeywell money for past purchases, and that Comu and Potter interfered with the relationship between McCleskey and Honeywell. Honeywell seeks $71,000 in actual damages and unspecified punitive damages and attorney=s fees. The Company has denied all of the material allegations of Honeywell=s counterclaim. The Company plans to vigorously defend the counterclaim and believes the counterclaim to be without merit. Honeywell, Inc., plaintiff, vs Airtech International Corporation, AirSoPure, Inc. And Richard Allegrati, defendants: No. WMN 97-238 United States District Court for the District of Maryland, Baltimore Division.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (Unaudited)

     Honeywell filed suit against the Company, a subsidiary and an employee, alleging violations of the Lanham Act and the Maryland Uniform Trade Secrets Act and the common law. The suit alleges that certain Airtech and AirSoPure products were sold in violation of the Honeywell=s trademarks, and that the cover design of certain products of Airtech/AirSoPure was wrongfully obtained. The suit seeks an injunction and unspecified damages. Rather than incur substantial additional attorney=s fees, the Company agreed to the entry of a preliminary injunction regarding the sale of a very small number of modified Honeywell products, immaterial to the Company=s business. The Company denies all of the material allegations of Honeywell=s claims, is vigorously defending this case. The Company believes Honeywell=s claims to be without merit.

     Accordingly no reserve or accrual has been reflected in these Combined Pro-Forma Financial Statements for this pending litigation.

Item 6. Exhibits


               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1997
                                   (Unaudited)


                                                   1997                 1996
                                                -------------      -------------
Assets
Current Assets:
          Cash and cash equivalents          $       21,509        $     345,570
          Accounts Receivable                       247,185              369,361
          Inventories                               274,042              198,922
          Other Currents Assets                     178,954               12,240
                                                -------------      -------------
                Total Current Assets                721,690              926,093
Property, Plant and Equipment Net of
          Accumulated Depreciation                  235,489              153,710
Property held for Resale                                                 400,000
Intellectual Properties                           1,204,895              161,387
Notes Receivable-Long Term                          899,833                    -
Investment in Subsidiaries                          650,000              650,000
Other Assets                                        527,918              519,050
                                                 -------------     -------------

                 Total Assets                 $   4,239,825        $   2,810,240
                                              ================     =============

Liabilities and Stockholders' Equity
Current Liabilities:
     Current maturities of long-term debt     $      24,253       $       10,391
     Accounts Payable-trade                         339,493               94,004
     Accrued Payroll and employee benefits          415,196                1,772
     Joint Venture Advances                         137,824
     Loans from Officers                             96,000                    -
                                              ----------------     -------------
               Total Current Liabilities          1,012,766              106,167
Long-Term Debt                                       45,749               18,129
Deferred Revenue                                    400,000                    -
Commitments and Contingent Liabilities

Stockholders' Equity
       Common Stock, issued 16,223,642 shares
       in 1997 and 14,917,342 shares in 1996            164                  149
       Series C Preferred Stock, issued 1,000
       shares in 1997 and 1,000 shares in 1996        1,000                1,000
       Paid-in Capital                            3,824,407            3,410,363
       Retained Earnings (Deficit)               (1,044,261)           (725,568)
                                              ----------------     -------------
               Total Stockholders' Equity         2,781,310            2,685,944
                                              ----------------     -------------

 Total Liabilities and Stockholders' Equity   $   4,239,825        $   2,810,240
                                              ================     =============




                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              For the Three Months Ended November 30, 1997 and 1996
                                   (Unaudited)


                                            1997                        1996
                                        --------------            --------------


Sales                                   $     242,768             $     214,111

Cost of Sales                                 158,142                   110,987
                                        ---------------            -------------

Gross Income                                   84,626                   103,124

General and Administrative expenses           319,091                   351,152
                                         ---------------           -------------


Net  Income  ( Loss)                    $    (234,465)            $    (248,028)
                                        ================           =============





Primary Income ( Loss) per share        $    (0.01)               $    (0.02)
Dulited  Income ( Loss) per share       $    (0.01)               $    (0.02)








                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the Six Months Ended November 30, 1997 and 1996
                                   (Unaudited)




                                          1997                        1996
                                      ---------------            ---------------


Sales                                   $   510,692                 $   540,131

Cost of Sales                               342,350                     228,296
                                       ---------------           ---------------

Gross Income                                168,342                     311,835


General and Administrative expenses
                                            609,907                     557,717
                                        ---------------          ---------------




Net  Income  ( Loss)                     $ (441,565)                 $ (245,882)
                                        ===============          ===============

Primary Income ( Loss) per share        $  (     0.03)           $   (    0.02)
Dulited  Income ( Loss) per share       $   (    0.03)           $   (    0.02)








                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)

Note 1:  Summary of Significant Accounting Policies

     Organization.   Airtech   International   Corporation   (the  Company)  was
incorporated in the state of Texas in March of 1995. In August of 1995, the Company became a Full Service Distributor for Honeywell Enviracaire, a manufacturer of commercial air filtration systems, and began marketing and sales of these products. In August of 1995, the Company determined that the Enviracaire model 13000 could be eligible for Medicare Part B Code and began the pursuit of an application for such code, receiving notification of a pending issuance of a Medicare Part B Code in April of 1996. In May of 1996, Honeywell Enviracaire cancelled the Company's Full Service Distributorship and the Company withdrew its Medicare application.

     In December 1995, the Company acquired 100% of McCleskey Sales and Service, Inc., (MSS) a Texas corporation, in exchange for 165,000 shares of common stock. MSS is engaged in the sales and service of heating and air conditioning equipment. MSS was also a Honeywell Enviracaire Full Service Distributor with prior knowledge of the installation and service of this air filtration equipment.

     In September 1996, the Company initiated a design program to create a complete line of air filtration and purification products. This line of products includes commercial ceiling mounted units, wall mounted units, ductable units and a down draft salon table for the nail industry as well as a portable automobile unit and a portable unit for Medicare. The technology being developed by the Company will combine ozone generation with air filtration, a new concept.

     In March 1996, the Company incorporated AirSoPure, Incorporated (ASP) in the state of Texas as a wholly-owned subsidiary. ASP was formed to establish a franchise program for the Airtech products. The franchisees will be the primary source for the marketing, sales and distribution of the Company's commercial technology.

     Basis of Financial Statement Presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated. Subsidiaries purchased are recorded at cost using the equity method of accounting for acquisitions.

     Cash Equivalents. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

     Inventories. Inventories are valued at the lower of the first-in, first-out
(FIFO) cost or market. Assembled units are valued at the cost of components plus allocated labor.

     Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred.

     Sales. Income is recognized in the financial statements (and the customer billed) either when materials are shipped from stock or when the vendor bills the Company for the order. Net sales are arrived at by deducting discounts, freight, and sales tax from gross sales.

     Franchise Fees. Franchise fees are recognized in the financial statements when all material services relating to the sale of a franchise have been performed by the Company and there is no obligation to refund any cash received or forgive any unpaid notes or receivables.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)


     Intellectual Properties. Cost incurred by the Company in developing its products which are considered patentable are capitalized and will be amortized over the estimated useful life of the related patents. The technical requirements for the design, testing and completion of working proto-types are the primary cost capitalized. Amortization will be recorded after a unit has been placed in production.

     Income Taxes. The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation. The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-base compensation.

     Principals of Consolidation. The Company acquired McCleskey Sales and Service, Inc. in November 1995 electing the equity purchase method for accounting for this purchase. The Company incorporated AirSoPure Incorporated in March 1997. The accompanying consolidated financial statements include the general accounts of the Company and these wholly owned subsidiaries. All material intercompany accounts and balances have been eliminated in the consolidation except for cash advances to a subsidiary.

     Nature of Operations. The Company's primary business is the manufacture, sales and distribution of air filtration equipment. The technology utilized in the Company's air filtration equipment will remove odors, gases, viruses, pollen, mold spores and other airborne particulates. Uses of this technology include, restaurants, medical facilities, public buildings, schools, gaming and bingo facilities.

Note 2: Other Current Assets

 At November 30, 1997 and 1996 other assets are comprised of the following:

                                               1997            1996
                                             -------        ---------
         Prepaid expenses                 $   49,836       $
         Prepaid legal                       122,401
         Other                                 6,721          12,240
                                          ----------        ---------
         Total                             $ 178,954        $ 12,240


     The Company has entered into a contingent fee agreement with the law firm representing its interest in the Honeywell law suit. Under the terms of this agreement the Company will pay certain out-of-pocket expenses incurred during the litigation, to date these expenses have totaled $118,841.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)

Note 3: Property, Plant and Equipment

     At November 30, 1997 and 1996, property plant and equipment comprised of the following:


                                                     1997             1996
                                                  ---------      ----------
         Furniture and fixtures                 $    17,750      $   17,750
         Computers and equipment                    139,412         124,184
         Vehicles                                   127,783          77,686
         Leasehold improvements                       9,388           1,202
         Assembly equipment                          65,266           3,560
                                                  ---------      ----------
         Total                                      359,599         224,382
         Less: Accumulated depreciation             124,110          70,672
                                                  ---------      ----------
         Net                                     $  235,489       $ 153,710


Note 4: Property Held for Resale

     In 1995 the Company purchased the exclusive rights to Honeywell Enviracaire products for the county of Turkey for $250,000 and for the country of Taiwan for $150,000.

Note 5: Intellectual Properties

     Prior to the cancellation of the Company's Full Service Distributorship in the U.S. by Honeywell in May of 1996 the Company had received notification of approval within 90 days of its Medicare Part B application for a portable air filtration system manufactured by Honeywell. Subsequent to this cancellation the Company withdrew it Medicare Part B application. While the Company is pursuing the development of a full line of commercial air filtration systems, its primary focus has been on the development of a portable air filtration system that will qualify for Medicare Part B and a portable air filtration unit for vehicles.

     The Company has incurred costs totaling $1,204,895 at November 30, 1997 and $161,387 at November 30, 1996 in its design and testing of these products. The Company currently has in production one commercial model and anticipates its complete line of commercial air filtration products to be in production during the 1998 fiscal year. The portable air filtration unit for vehicle use is scheduled for production by the end of 1997. The air filtration system being designed for Medicare Part B applications should be in a working proto-type by the end of 1997 and the application submitted during the first quarter of 1998. The Company forecast additional cost of approximately $1 million dollars for completion of the vehicle and Medicare Part B units. The Company has and will continue to apply for patents on its products.

Note 6: Notes Receivable

     At November 30, 1997 and 1996, notes receivable is comprised of the following:


                                                   1997             1996
                                                ---------        --------
         Domestic notes receivable              $ 300,000        $    0
         Foreign notes receivable                 666,500             0
                                                ---------        --------
         Total                                    966,500             0
         Less: Current Maturities                  66,667
                                                ---------        --------
         Long Term Notes Receivable            $  899,833       $     0

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)


     These notes receivable bear interest at 8% and are payable in terms ranging from 12 months to 36 months. Credit is extended on a evaluation of the payee's financial condition and general credit information. If the note is for a franchise fee or for equipment, these will serve as collateral.

Note 7: Other Assets

     At November 30, 1997 and 1996, other assets is comprised of the following:

                                                  1997             1996
                                             -----------         --------
         Deposits                            $    16,739      $    16,279
         Prepaid royalties                       500,000          500,000
         Other                                    11,179            2,771
                                             -----------         --------
         Total                                $  527,918       $  519,050

Note 8 Notes Payable

     At November 30, 1997 and 1996, notes payable is comprised of the following:

                                                  1997             1996
                                             ------------        ---------
         Nations Bank                        $   21,413       $   28,520
         Compass Bank                            11,597
         Resource One                            37,019
                                             ------------        ---------
          Total                                  70,002           28,520
         Less: Current maturities                24,253           10,391
                                             ------------        ---------
         Long-Term Debt                      $   45,749       $   18,129


Note 9: Earnings Per Common Share

     Earnings per common share are computed by dividing net income by the average number of Common shares outstanding during the period. The weighted average number of Common shares outstanding at November 30, 1997 were approximately 16,100,000 and approximately 9,200,000 at November 30, 1996.

Note 10: Income Taxes

     The Company uses the accrual method of accounting for tax and financial reporting purposes. At November 30, 1997 and 1996, the Company had net operating loss carryforwards for financial and tax reporting purposes. These carryforwards expire through the year 2011, and are further subject to the provisions of the Internal Revenue Code Section 382.

Note 11: Operating Leases

     The Company presently leases its facilities in Texas under non-cancelable operating lease agreements expiring through September 1999. These leased facilities total approximately 13,000 square feet of office and warehouse space.

     Minimum future rental payments under the above operating leases are as follows:

                                            Amount
                  1998                   $  78,000
                  1999                      37,680
                                        ----------
                  Total                   $ 15,680

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)



Note 12: Commitments and Contingencies

     An original petition was filed in State District Court, Dallas, Texas in August 1995 by Kristen S. Venable naming McCleskey Sales and Service, Inc., and Trane, Inc., Defendants, alleging breach of contract, breach of warranty and negligence relating to the installation of Trane air conditioning equipment. The complaint seeks damages in excess of the minimum, jurisdictional limits of the Court, plus punitive and exemplary damages. McCleskey and Trane have filed answers denying all claims. The matter is currently awaiting a trial date. The claims against McCleskey are covered by insurance which coverage amount is believed by management to be sufficient to cover the claims in the event of an adverse judgement.

     Airtech International Corporation, McCleskey Sales and Service, Inc., C.J. Comu and John Potter, plaintiffs, vs Honeywell Environmental Air Control, Inc., and Suzanne Haas, defendants; No. 3:96CV-1855-D, United States District Court for the Northern District of Texas, Dallas Division.

     In this case, Airtech, a subsidiary and two of its officers filed suit against Honeywell, Inc. and a Honeywell subsidiary and an employee asserting several causes of action. These causes of action include breach of Contract relating to the termination of the Company's Full Service Distributorship agreements, for defamation and tortious interference with a contract relating to a merger agreement, for unfair competition regarding claims made by Honeywell about its air purification products, for negligent misrepresentation regarding representations made to the Company and its subsidiary regarding the exclusivity of certain arrangements with the defendants, and for declaratory relief and attorney's fees. Honeywell filed a counter claim against the Company, McCleskey, Comu and Potter. Honeywell alleges that the Company and McCleskey owe Honeywell money for past purchases, and that Comu and Potter interfered with the relationship between McCleskey and Honeywell. Honeywell seeks $71,000 in actual damages and unspecified punitive damages and attorney's fees. The Company has denied all of the material allegations of Honeywell's counterclaim. The Company plans to vigorously defend the counterclaim and believes the counterclaim to be without merit.

     Honeywell,   Inc.,  plaintiff,   vs  Airtech   International   Corporation,
AirSoPure, Inc. and Richard Allegrati, defendants: No. WMN 97-238 United States District Court for the District of Maryland, Baltimore Division.

     Honeywell filed suit against the Company, a subsidiary and an employee, alleging violations of the Lanham Act and the Maryland Uniform Trade Secrets Act and the common law. The suit alleges that certain Airtech and AirSoPure products were sold in violation of the Honeywell trademarks, and that the cover design of certain products of Airtech/AirSoPure was wrongfully obtained. The suit seeks an injunction and unspecified damages. The venue of this suit has been changed to United States District Court for the Northern District of Texas, Dallas Division, without injunctive relief and will be included in the other action pending before this court. The Company denies all of the material allegations of Honeywell's claims, and is vigorously defending this case.

Note 19: Subsequent Events

     On May 8, 1997 the Company entered into a Stock Purchase Agreement with Interactive Technologies Corporation, Inc (ITC). Under the terms of this agreement ITC will purchase a minimum of 81% of the outstanding common stock of the Company in exchange for 8,000,000 shares of ITC Common stock, 8,850,000 shares of ITC convertible Preferred Stock and $9,000,000 in ITC 8% convertible Debentures.

     This transaction will be closed at such time as registration statement filed with the Securities and Exchange. At November 30, 1997 a registration statement had been filed and was pending action by the Securities and Exchange Commission. On notification by the Commission that the registration is effective and a minimum of 81% of the shares tendered have been offered for exchange.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           November 30, 1997 and 1996
                                   (Unaudited)


     On August 1, 1997, Airtech entered into a Manufacture and Distribution Agreement withi Interactive. This agreement relating to the Medicare madel 950 air filtration unit, has been used by Interactive for the Private Placement of additional Securities. This agreement and the working arrangements are being treated as a Joint Venture between Airtech and Interactive until such time as the merger of the two companies is complete. Accordingly all receipts from the sales of securities and disbursement of funds are accounted for as a Joint Venture. At November 30, 1997 350,000 shares of the PPM Series M Perferred stock had been completed. The Joint Venture is not consolidated in these Financial Statements only, the transactions directly effecting Airtech have been reflected.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melbourne, State of Florida, on January 14, 1998.




                              Interactive Technologies Corporation, Inc.


                              by: /s/ Perry Douglas West
                                  ---------------------------
                                  Perry Douglas West, Chief Executive Officer