Form 10QSB
period 1998-02-28
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-04-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB



                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                       Commission File
   February 28, 1998                                            Number 0-19796


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
               (Exact name of registrant as specified in charter)


   Wyoming                                                         98-0120805

   (State or other                                              (IRS Employer
   jurisdiction of                                         Identification No.)
   incorporation)


                           15400 Knoll Trail, Ste 106
                              Dallas, Texas 75248
                    (address of Principal Executive Offices)

                                  972-960-9400
               (Registrant's telephone number including area code)


   Check mark  whether the issuer (1) filed all reports  required to be filed by
   Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes_____X____  No __________

   The Registrant has 14,870,171 shares of common stock, par value $0.01 per share issued and outstanding as of February 28, 1998.

   Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.     Interactive Technologies Corp, Inc.                      1 - 10
                   Financial Statements
               Balance Sheet as of  February 28, 1998 and 1997
               Statement of Operations for the three
                    months ended February 28, 1998 and 1997
               Statement of Operations for the nine
                    months ended February 28, 1998 and 1997
               Consolidated Statement of Stockholders' Equity
               Statement of Cash Flows for the nine months
                    ended February 28, 1998 and  1997
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                      11


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                         12

   Item 2.   Changes in Securities                                     None

   Item 3.   Defaults upon Senior Securities                           None

   Item 4.   Submission of Matters to a Vote of Security Holders       None

   Item 5.   Other Information                                         12-18

               Interactive Technologies/Airtech International
                 Pro Forma Financial Information

   Item 6.   Exhibits and Reports on Form 8-K

               Airtech International Financial Statements              19-28

   SIGNATURE PAGE                                                      29

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 1998 AND 1997
                                  (unaudited)

                                     Assets

                                                      1998              1997
                                                      ----              ----
Current assets:

         Cash                                        $ 66,244         $12,579
         Accounts and note receivable, trade,                          35,235
           net of $25,000, of allowance for
           uncollectible amounts                       39,650               -
            Notes receivable                                -         150,000
         Prepaid expenses and other assets            146,316           8,813
                                                    ---------        --------

          Total current assets                        252,210         206,627
                                                    ---------        --------

Property and equipment, at cost, net of
  $45,098 and $18,541, respectively of
  accumulated depreciation                             68,042          96,289
                                                    ---------        --------

Other assets:

         Organizational costs, net of $2,934
           and $2,134, respectively of
           accumulated amortization                     1,066           1,866
         License rights, net of $405,000
           and $270,000, respectively of
           accumulated amortization                   270,000         408,050
         Proprietary software and trademark,
           net of $1,450,279 and 676,380,
           respectively of accumulated
           amortization                             3,960,763       4,734,662
            Investment & Joint Venture                456,278               -
                                                    ---------       ---------

                                                    4,688,107       5,144,578
                                                    ---------       ---------

                                                   $5,008,359      $5,447,494
                                                   ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                            CONSOLIDATED BALANCE SHEETS
                           FEBRUARY 28, 1998 AND 1997
                                  (unaudited)

                      Liabilities and Stockholders' Equity

                                                      1998          1997
                                                      ----          ----
Current liabilities:
         Accounts payable, trade                   $  78,262      $ 140,624
         Accrued expenses                             91,123         80,380
         Contract of sale deposit                          -              -
           Loans Payable
           Related Parties                                 -              -
           Others                                    277,185        144,200
         Current portion of long-term
           liabilities                               210,077        171,228
                                                   ---------       --------
           Total current liabilities                 656,647        536,432
                                                   ---------     ----------

Long-term liabilities:
         License rights payable                      329,923        499,573
           Convertible debentures payable                  -        800,000
                                                   ---------      ---------
                                                     329,923      1,299,573

Commitments and contingencies:

Stockholders' equity:
         Common stock, $.01 par value
           50,000,000 and 12,500,000 shares
           authorized, respectively
           14,870,171 and 12,159,863,
           respectively, shares issued
           and outstanding                           148,702        121,399
            Preferred Stock, $.01 par value
              20,000,000 and -0- shares
              authorized, respectively
              5,000,000 and -0- designated
              as Series M
              656,250 and -0- respectively,
              shares issued and outstanding              656             -
            Series M - PPM Cost                     (112,471)            -
         Paid in capital in excess of par         12,076,448      9,492,845
         Accumulated deficit                     ( 8,091,547)    (6,002,755)
                                                 ------------    -----------
                                                   4,021,788      3,611,489
                                                 ------------    -----------
                                                 $ 5,008,359    $ 5,447,494
                                                 ============   ============


    The accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
               For the Three Months Ended February 28, 1998 and 1997
                                  (unaudited)


                                                    1998             1997
                                               -------------     -----------

Revenue                                         $         -      $    7,233

Other Income                                            357               -
                                               -------------     -----------


Operating expenses:
     Depreciation                                     5,414           5,403
     Amortization                                   227,202         227,202
     Production costs                                 8,252               -
     General and administrative                      94,682         140,110
     Interest expense:
          Stockholder                                     -               -
          Other                                      12,264          10,408
                                               -------------    -----------
                                                    347,814         383,123

                                               -------------    -----------
Loss from operations                               (347,457)       (375,890)


Income/(loss) before income taxes                  (347,457)       (375,890)
                                               -------------    ------------

Net income/(loss)                              $   (347,457)    $  (375,890)
                                               =============    ============



Net income/(loss) per share

             Primary                           $    (0.02)      $  (0.03)
             Diluted                           $    (0.02)      $  (0.03)










       Accompanying notes are an integral part of the financial statements.

               Interactive Technologies Corporation, Incorporated
                              Statements of Operations
               For the Nine Months Ended February 28, 1998 and 1997
                                  (unaudited)


                                                    1998             1997
                                               -------------     -----------

Revenue                                         $    (1,055)      $ 197,675

Other Income                                          1,154             129
                                               -------------     -----------


Operating expenses:
     Depreciation                                    16,242          16,209
     Amortization                                   681,605         704,879
     Production costs                                18,629               -
     General and administrative                     321,547       1,311,354
     Interest expense:
          Stockholder                                     -               -
          Other                                      36,793          45,043
                                               -------------    -----------
                                                  1,074,816       2,077,485

                                               -------------    -----------
Loss from operations                             (1,074,717)     (1,879,681)

Gain on sale of 90% of
     Charleston license                                   -         311,500


Income/(loss) before income taxes                (1,074,717)     (1,568,181)
                                               -------------    ------------

Net income/(loss)                              $ (1,074,717)    $(1,568,181)
                                               =============    ============



Net income/(loss) per share

             Primary                           $    (0.07)      $  (0.13)
             Diluted                           $    (0.07)      $  (0.13)










       Accompanying notes are an integral part of the financial statements.


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED FEBRUARY 28, 1998

                    Common Stock        Preferred      Add'l Pd   Accumulated
                   Shares     Amount   Shares  Amount  In Capital   Deficit      Total
                   ------     ------   ------  ------   -------      -----

Bal at 5/31/97    13,479,613  $134,796                10,836,034  $(7,016,829)  3,954,001

Net Loss                                                           (  347,426)   (347,426)
                  ==========  ======== ======= ======= ==========  ===========  =========

Bal at 8/31/97    13,479,613  $134,796               $10,836,034  $(7,364,255) $3,606,575


Issuance of common
stock for cash       421,000     4,210                   206,290           -      210,500

Issuance of common
stock in exchange
for services         125,443     1,254                    75,621           -       76,875

Issuance of common
stock upon
conversion of debt   746,968     7,470                   273,632           -      281,102

Issuance of
Preferred Stock,
Series M                               350,000   350     349,650                  313,841
($36,159 PPM cost)

Net loss                                                           (  379,835)   (379,835)
                    ---------  ------- --------  ----  ----------   ---------- ---------
Bal at 11/30/97    14,773,024 $147,730 350,000   350  $11,741,227 $(7,744,090) $4,109,058

Issuance of common
stock upon
conversion of debt     97,147      971                     29,277                  30,249

Issuance of
Preferred Stock,
Series M                               306,250   306      305,944                 229,938
($76,312 PPM cost)

Net loss                                                           (  347,457)   (347,457)
                    ---------  ------- --------  ----  ----------   ----------  ----------
                   14,870,171 $148,701 656,250   656  $12,076,448 $(8,091,547) $4,021,788

















    The accompanying notes are an integral part of the financial statements.



               Interactive Technologies Corporation, Incorporated
                             Statement of Cash Flows
               For the Nine Months Ended February 28, 1998 and 1997


                                                       1998            1997
                                                  ------------     -----------

    Cash received from customers                                   $  102,446
    Interest received                                                       -
    Cash paid to employees                                          ( 427,489)
    Cash paid to suppliers                                          ( 850,831)
    Interest paid:
      Stockholder                                           -               -
      Others                                                -       (  32,252)
                                                  ------------     -----------
 Net cash used in operating activities            $               $(1,208,126)
                                                  ------------     -----------

Cash flows from investing activities:
    Purchase of property and equipment                               (  4,260)
    Capitalized software development reduction                         50,000
    Subsidiary investment - SNT                              -        147,690
    License rights payment                                   -       (232,000)
    Joint Interest Investment                                               -
                                                  ------------     -----------
 Net cash used in investing activities                             $  (38,570)
                                                  ------------     -----------

Cash flows from financing activities:
    Issuance of convertible debentures                      -         300,000
    Proceeds from note payable                                              -
    Common stock issued for cash                            -         576,862
    Promissory notes isssued for cash                                 221,200
    Contract of sale deposits received                                 98,099
                                                  ------------     -----------
 Net cash provided by financing activities                          1,196,161
                                                  ------------     -----------

Net change in cash                                                    (50,535)
Cash at beginning of period                                            63,114
                                                  ------------     -----------

Cash at end of period                                              $   12,579
                                                  ============     ===========








       Accompanying notes are an integral part of the financial statements.

                   Interactive Technologies Corporation, Inc.
                             Statement of Cash Flows
               For the Nine Months Ended February 28, 1998 and 1997

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities
                                  (unaudited)



                                                        1998           1997
                                                  -------------   -----------

Net income/loss                                   $               $(1,568,181)

Adjustments to reconcile net
 income/loss to net cash used in
 operating activities:
    Amortization                                                      704,879
    Depreciation                                                       16,209
    Increase/Decrease in accounts receivable                           19,917
    Increase in notes receivable                             -       (150,000)
    Decrease in accounts payable                                     (225,178)
    Increase in prepaid expenses                                     ( 21,918)
    Increase/Decrease in accrued expenses                            ( 39,288)
    Stock issued for supplies and services                            366,934
    Gain on sale of Charleston license                               (311,500)
                                                   ------------    ----------
   Total adjustments                               $               $  360,055
                                                   ------------    ----------

    Net cash used in operating activities          $              $(1,208,126)
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

Earnings per share
------------------

     Primary and fully diluted earnings per share amounts are based upon 14,870,171 and 12,159,863, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants and convertible debentures as the effect would be antidilutive.

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

5.  INCOME TAXES

     The Company used the accrual method of accounting for tax and financial reporting purposes. At February 28, 1998, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $8,100.00. This carryforwards expire through the year 2011, and are further subject to the provisions of Internal Revenue Code Section 382.

6.       SUBSEQUENT EVENT

     Subsequent to May 1997, the Company entered into an agreement to acquire Airtech International Corporation (AIC), a Texas corporation, through the issuance of its common stock shares in a transaction to be accounted as an acquisition by ITC. The transaction is subject to final AIC stockholder approval upon the effective date of a Form S-1.

     On August 1, 1997, ITC entered into a Manufacture and Distribution Agreement with Airtech. This agreement relating to the Medicare madel 950 air filtration unit, has been used by ITC for the Private Placement of additional Securities. This agreement and the working arrangements are being treated as a Joint Venture between ITC and Airtech until such time as the merger of the two companies is complete. Accordingly all receipts from the sales of securities and disbursement of funds are accounted for as a Joint Venture. At February 28, 1998 656,250 shares of the PPM Series M Perferred stock had been completed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTERIM PERIOD FROM JUNE 1, 1997 THROUGH FEBRUARY 28, 1998.

     ITC's operations for the nine months year ended February 28, 1998 consisted of primarily of 1)completion of the development and preparation phases of it's "Liberty" project; 2) completion of Rebate TV program which is airing in the central Florida market; 3) the move of its facilities to new offices in Dallas, Texas; and 4) completion of merger activities with Airtech International Corporation. Net revenues for this period were $(1,055) down from $197,781 from the previous fiscal year due to the extended period which Rebate TV had been off the air. ITC has developed and operates a computer system and communications system to support its Rebate TV program on a national basis even though Rebate TV was showing in one market. The operation of these systems and the development of a national marketing program during this period resulted in General and Administrative Expenses of $321,547 and a net loss from operations of $1,074,717 down from $1,879,681 for the previous fiscal year. Development of ITC's computer system and communications link are substantially complete and now available for access on a national basis.

     During the nine months ended February 28, 1998 gross revenues were $933,311 down from $1,451,074 for the previous year. Gross profit percentages decreased to 32.02% for 1998 compared to 33.65% in 1997. This decrease is attributable to the sale of the Turkey Honeywell full service distributorship in January 1997 for $350,000 and the reduction in price of some of the older models of Airtech air filtration units. The decrease in gross profit percentages during this period after adjusting for the sale of the Turkey contract in 1997 and the recognization of $200,000 of deferred income was negligable. Once all lines are in production anticipates average gross profit percentage in the 50% range. During this quarter general and administrative expenses increased by $174,715 to $367,495 for the quarter ended February 28, 1998 compared to $201,780 for 1997. This increase resulted from the re-assignment of individuals from product design to operations.

Material Changes in Operations and Financial Condition

     ITC's Rebate TV was off the air for most of the nine months reported. Operation of Rebate TV although currently distributable and supportable on a national basis, requires that it be rolled out on a market by market basis. ITC faces a number of decisions as to whether to concentrate its resources on local markets supported by smaller vendors (such as Bedroom Land and Kobe Steak Houses) or to concentrate on multiple markets driven by regional and national advertisers (such as Airtran Airways and Cakes Across America). Rebate TV is currently airing in a limited Florida market until operations are completely up and running in Dallas, Texas.

Liquidity and Capital Resources

     During the nine months period ended February 28, 1998, ITC continued to fund operations and expansions through revenues and private sales of equity, securities and debt. ITC received $1,487,740 from financing activities in 1997, up from $1,172,150 for fiscal year 1996. ITC expects to raise additional funds through such sales, however has no commitment to do so and has no assurance that such funds can be raised.

     In addition, ITC has agreed to issue $5,000,000 in Series M Preferred Stock (the Series M Stock) on a private basis to accredited investors in the form of 200 units consisting of 25,000 shares of convertible preferred stock convertible into common at the rate of one share for one share of preferred and 25,000 warrants convertible into common stock at a price of $2.00 per share. The preference for this series is to a pro rata portion of 20% of the Gross Profits from the sales of the AIRTECH Model 950 Air Purification and Filtration System being developed as a Class II Medical Device for Medicare Recipients with Respiratory Conditions. This preference is for a period of three years from the date production begins. AIRTECH has agreed to assign a 25% interest in this revenue stream to ITC out of which this 20% will be set aside for this preference. The Series M Stock will be offered pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Twenty-five percent (25%) of the net proceeds of the sale of the Series M Stock will be used for market expansion and distribution of the Rebate TV programming, and seventy-five percent (75%) of such net proceeds will be allocated for the development and distribution of the AIRTECH Model 950. ITC does not have an underwriter for this placement. Management expects that the sales of the Series M Stock will be completed, although there is no assurance that either it will be completed or that the funds will otherwise be available to fund the operations and expansion of the combined companies. PART II Other Information.

     The net operating losses suffered by Airtech during the first nine months of this fiscal year have reduced the working capital of the Company by approximately $500,000. The success of the franchise program has been less that anticipated. While there has been great interest in the franchises being offered few sales have been consummated during the first nine months of this fiscal year. As the franchise sales are closed the market for the Airtech products will increase and the Company anticipates realizing increased franchise sales during the next six months. During March 1998, the Company close eight new franchise sales, ending the trend of the first three quarters, with an additional 15 to 20 franchise's anticipated by May 31, 1998. Also during February and March of 1998, the Company entered into final negiotions for two major contracts for its auto filtration unit that will provide in excess of $6 million in revenues during the next several months and will receive in May 1998, a purchase order for the unit developed for the hotel industry for 100,000 units that after shipping will provide approximately $40 million in revenues. The shipping should start before the end of this fiscal year and be completed by the end of calander 1998. While additional working capital will be required for this large increase in revenues, the Company is confident that it has sources avaliable to supple this capital requirement. The Company anticipates gross profits from these sale in the range of $15 to $18 million.

     On August 1, 1997 Airtech and Interactive entered into a joint venture and manufacturing agreement for the Airtech Model 950 portable air filtration unit. This joint venture allowed Interactive to offer a private placement of Series M Preferred Stock totaling $5,000,000. The proceeds from this private placement will be shared 25% for Interactive and 75% for Airtech. These net proceeds will be used to complete development of the Airtech Model 950 as a Class II medical device and for working capital for each Company. The Companies anticipate the completion of this private placement during the fiscal year ending May 31, 1998 and believes these additional funds will offset future deficits in working capital.

     For the quarter ended February 28, 1998, 306,250 shares of the Series M Preferred Stock were sold with 75% of the net proceeds being available to Airtech for working capital and completion of the Airtech Model 950 unit. The sales of additional shares of the Series M Preferred Stock, sales of franchises and increased sales of commercial air filtration units should provide the liquidity required.

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

     The Company is not as party to any other pending legal proceedings except for claims and lawsuits arising in the normal course of business. ITC does not believe that these claims or lawsuits will have a material effect on ITC's financial condition or results of operations



                    INTERACTIVE TECHNOLOGIES CORPORATION INC.

                        PROFORMA COMBINED BALANCE SHEETS
                           February 28, 1998 and 1997
                                   (Unaudited)



                                         Historical
                                --------------------------------
                                                     Acquired
                                  Interactive
                                  Technologies        Airtech       Adjustments
                                   Corporation     International        For
                                      Inc.          Corporation     Acquisition     Combined
                                --------------     -------------    ------------   -----------
                                            ASSETS

Current Assets                    $250,940          $1,258,450                      $1,509,390


Property and equipment net
    of depreciation                 68,042             240,676                         308,718
Notes receivable                                       899,833                         899,833
Intellectual properties net of
    Amortization                 4,230,763(2)       1,205,737(3)    12,250,000(4)   17,686,500
Investment in Joint Venture        456,278           (472,687)                         (16,409)
Goodwill                                              605,313          848,307(4)    1,453,620
Other assets                         2,336            524,918                          527,254
                                -------------      ------------    -------------- ------------

Total Assets                    $5,008,359         $4,262,240      $13,098,307     $22,368,906
                                =============      ============    ============== ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities               $656,648           $936,601                       $1,593,249
Deferred Revenue                                      200,000                          200,000
Long-term liabilities              329,923             39,381                          369,304
Debentures                                                           9,000,000(4)    9,000,000
                                 -------------     ------------    --------------  -----------
Total Liabilities                  986,571          1,175,982                       11,162,553

Commitments and contingencies                                                 (5)

Stockholders' Equity
     Paid in Capital            12,113,335          4,236,590        4,098,307(4)   20,448,232
Retained Earning (Deficit)
                                (8,091,547)        (1,150,332)                      (9,241,879)
                                ---------------    -------------   --------------  ------------
                                 4,021,788          3,086,258        4,098,307      11,206,353
                                ---------------    -------------   --------------  ------------
Total Liabilities and
   Stockholders' Equity         $5,008,359         $4,262,240      $13,098,307     $22,368,906
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







              See notes to Pro-Forma Combined Financial Statements

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                February 28, 1998
                                   (Unaudited)

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

     Earnings per Share (EPS) is reflected as primary earning per share and fully dilluted earnings per share set forth in the following table used for EPS computation:

                                                         Historical
                                              ------------------------------
                                                 ITC                Airtech

Weighted average number of shares             12,139,865          17,485,000
Less shares cancelled                        ( 3,400,000)
Add shares issued for debentures               1,144,444
Adjustment for combined presentation                             (17,485,000)
Common shares issued for acquired              8,000,000
                                             -----------
Primary shares outstanding                    17,884,309
Assuming conversion of convertable
   preferred issued for acquired               8,850,000
Assuming conversion of convertable
   Debentures issued for acquired             12,857,143
                                             -----------
Fully diluted shares outstanding              39,591,452


Notes to Historical Financial Statements

     1. Intellectual properties reflected on the balance sheet of Interactive consist of the following:

         License rights net of accumulated amortization
         of $405,000                                               $    270,000
         Proprietary software and trademark, net of accumulated
         amortization of $1,450,279                                   3,960,763
                                                                    -----------
                                                                     $4,230,763

     License rights consist of ITC's Federal Communications Commission Interactive Video and Data Services (IVDS) radio station license in the Melbourne-Titusville-Palm Bay, Florida and the retained 10% interest in IVDS license in the Charleston-North Charleston, South Carolina service areas representing an additional enhancement to ITC's programming distribution. These licenses have a duration of an initial five years, and are renewable if all conditions of the license are met. IVDS, a two way communications system , will allow viewer to take an active role in systems delivered through broadcast television, cable television, wireless cable, direct broadcast satellite or other future television delivery methods. IVDS is regulated as a personal radio

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                               February 28, 1998
                                   (Unaudited)

service under the rules of the FCC which has allocated spectrum in the 218-219 MHZ range for its use. IVDS systems are designed to operate with a hand-held remote control device that controls the interactive set top[ device on the subscriber's television set. A viewer would interact with the TV station through a radio signal using an IVDS frequency.

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

Adjustments for Acquisition

     3. Per the stock purchase agreement entered into on May 8, 1997 between Interactive Technologies Corporation, Inc. and Airtech International Corporation the following presents the securities and the related valuation of the purchase of 100% of the issued and outstanding common stock of Airtech:


                                                        Value
         Description of Securities                    Per Share         Total
         -------------------------                   ----------        -------
         8,000,000 shares of Interactive
         Common Stock, registered                    $0.32(a)         $2,560,000

         8,850,000 shares of Interactive
         Preferred Stock, registered and
         convertible into Common Stock               $0.32(b)          3,982,500

         $9,000,000 in Convertible
         Debentures                                  At  Face          9,000,000

         Additional shres due Airtech
          Stockholders because if increase
          in Interactive common stock
          from May 31, 1997                          $0.032(a)         1,762,565
                                                                      ----------
         Total value of purchase of 100% of
         Airtech Common Stock                                       $ 16,154,565

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                November 30, 1997
                                   (Unaudited)

     (a) The closing of bid price of Interactive common stock on February 28, 1998 was $0.32 per share. This price per share will be adjusted to the price per share on the closing date.

The following represents the allocation of the purchase price:

         Book value of Airtech common stock            $   3,086,258
         Intellectual properties                          12,250,000
         Excess of purchase price over cost                  818,307
                                                       -------------
         Total Purchase Price                            $16,154,565


4.  Interactive Technologies has the following litigation pending:

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

     Honeywell,Inc., plaintiff, vs Airtech International Corporation, AirSoPure, Inc. And Richard Allegrati, defendants: No. WMN 97-238 United States District Court for the District of Maryland, Baltimore Division.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                               February 28, 1998
                                   (Unaudited)

     Honeywell filed suit against the Company, a subsidiary and an employee, alleging violations of the Lanham Act and the Maryland Uniform Trade Secrets Act and the common law. The suit alleges that certain Airtech and AirSoPure products were sold in violation of the Honeywell=s trademarks, and that the cover design of certain products of Airtech/AirSoPure was wrongfully obtained. The suit seeks an injunction and unspecified damages. Rather than incur substantial additional attorney=s fees, the Company agreed to the entry of a preliminary injunction regarding the sale of a very small number of modified Honeywell products, immaterial to the Company's business. The Company denies all of the material allegations of Honeywell's claims, is vigorously defending this case. The Company believes Honeywell's claims to be without merit.

     Accordingly no reserve or accrual has been reflected in these Combined Pro-Forma Financial Statements for this pending litigation.

     A motion for dismissal was entered into as settlement of the Honeywell litigation in March 1998.

Item 6. Exhibits


                        AIRTECH INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           February 28, 1998 and 1997
                                   (Unaudited)


                                                   1998                 1997
                                                -------------      -------------
Assets
Current Assets:
          Cash and cash equivalents          $       39,094        $      34,946
          Accounts Receivable                       285,288              789,621
          Inventories                               297,620              274,361
          Other Currents Assets                     636,448              252,329
                                                -------------      -------------
                Total Current Assets              1,258,450            1,351,257
Property, Plant and Equipment Net of
          Accumulated Depreciation                  240,676              214,485
Property held for Resale                                                 150,000
Intellectual Properties                           1,205,737              336,977
Notes Receivable-Long Term                          899,833              350,000
Investment in Subsidiaries                          605,313              621,567
Other Assets                                        524,918              519,050
                                                 -------------     -------------

                 Total Assets                 $   4,734,927        $   3,543,336
                                              ================     =============

Liabilities and Stockholders' Equity
Current Liabilities:
     Current maturities of long-term debt     $      24,560       $       10,391
     Accounts Payable-trade                         113,006              202,123
     Accrued Payroll and employee benefits          196,113               46,082
     Joint Venture Advances                         472,687
     Notes Payable-Other                            126,922
     Notes Payable-Officers                         476,000                    -
                                              ----------------     -------------
               Total Current Liabilities          1,409,288              258,596
Long-Term Debt                                       39,381               15,725
Deferred Revenue                                    200,000                    -
Commitments and Contingent Liabilities

Stockholders' Equity
       Common Stock, issued 16,223,642 shares
       in 1997 and 14,917,342 shares in 1996            165                  163
       Series C Preferred Stock, issued 1,000
       shares in 1997 and 1,000 shares in 1996        1,000                1,000
       Paid-in Capital                            4,235,425            3,945,062
       Retained Earnings (Deficit)               (1,150,332)           (677,210)
                                              ----------------     -------------
               Total Stockholders' Equity         3,086,258            3,269,015
                                              ----------------     -------------

 Total Liabilities and Stockholders' Equity   $   4,734,927        $   3,543,336
                                              ================     =============




                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              For the Three Months Ended February 29, 1998 and 1997
                                   (Unaudited)


                                            1998                        1997
                                        --------------            --------------


Sales                                   $     422,619             $     910,943

Cost of Sales                                  86,524                   372,191
                                        ---------------            -------------

Gross Income                                  336,095                   538,752

General and Administrative expenses           367,495                   201,780
                                         ---------------           -------------


Net  Income  ( Loss)                    $    ( 31,400)            $     336,972
                                        ================           =============





Primary Income ( Loss) per share        $         -               $     0.02
Dulited  Income ( Loss) per share       $         -               $     0.02








                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the Nine Months Ended February 28, 1998 and 1997
                                   (Unaudited)




                                          1998                        1997
                                      ---------------            ---------------


Sales                                   $   933,311                 $ 1,451,074

Cost of Sales                               428,873                     600,487
                                       ---------------           ---------------

Gross Income                                504,438                     850,587


General and Administrative expenses
                                            995,027                     777,497
                                        ---------------          ---------------




Net  Income  ( Loss)                     $ (490,589)                 $    73,090
                                        ===============          ===============

Primary Income ( Loss) per share        $   (    0.02)           $           -
Dulited  Income ( Loss) per share       $   (    0.02)           $           -








                 See Notes to Consolidated Financial Statements

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)

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

     Amortization. Goodwill and other intangable assets are amortized over useful lives ranging from 5 years to 20 years, using the straight line method of computing amortization.

     Sales. Income is recognized in the financial statements (and the customer billed) either when materials are shipped from stock or when the vendor bills the Company for the order. Net sales are arrived at by deducting discounts, freight, and sales tax from gross sales.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)

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

     Nature of Operations. The Company's primary business is the manufacture, sales and distribution of air filtration equipment. The technology utilized in the Company's air filtration equipment will remove odors, gases, viruses, pollen, mold spores and other airborne particulates. Users of this technology include, restaurants, medical facilities, public buildings, schools, gaming and bingo facilities.

Note 2: Other Current Assets

    At February 28, 1998 and 1997 other assets are comprised of the following:

                                                 1998             1997
         Prepaid expenses                      $   54,015       $
         Prepaid legal                            163,212          11,651
         Prepaid merger cost                      412,500         228,438
         Other                                      6,721          12,240
         Total                                  $ 636,448        $ 252,329

     The Company has entered into a contingent fee agreement with the law firm representing its interest in the Honeywell law suit. Under the terms of this agreement the Company will pay certain out-of-pocket expenses incurred during the litigation, to date these expenses have totaled $118,841.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)

Note 3: Property, Plant and Equipment

     At February 28, 1998 and 1997, property plant and equipment comprised of the following:

                                                      1998             1997
         Furniture and fixtures                   $    18,168      $   17,750
         Computers and equipment                      152,430         124,184
         Vehicles                                     127,783          77,686
         Leasehold improvements                         9,388           9,388
         Assembly equipment                            65,266          56,150
         Total                                        373,035         285,158
         Less: Accumulated depreciation               132,359          77,686
         Net                                       $  240,676       $ 214,485


Note 4: Property Held for Resale

     In 1995 the Company purchased the exclusive rights to Honeywell Enviracaire products for the county of Turkey for $250,000 and for the country of Taiwan for $150,000. In January 1997 the Company sold the rights to Turkey for $350,000.

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

     The Company has incurred costs totaling $1,205,737 at February 28, 1998 and $336,977 at February 28, 1997 in its design and testing of these products. The Company currently has in production one commercial model and anticipates its complete line of commercial air filtration products to be in production during the 1998 fiscal year. The portable air filtration unit for vehicle use is scheduled for production by the end of 1998. The air filtration system being designed for Medicare Part B applications should be in a working proto-type by the end of 1997 and the application submitted during the first quarter of 1998. The Company forecast additional cost of approximately $1 million dollars for completion of the vehicle and Medicare Part B units. The Company has and will continue to apply for patents on its products.

Note 6: Notes Receivable

     At February 28, 1998 and 1997, notes receivable is comprised of the following:

                                                   1997             1996
         Domestic notes receivable              $ 300,000        $        0
         Foreign notes receivable                 666,500           350,000
         Total                                    966,500           350,000
         Less: Current Maturities                  66,667
                                               ----------       -----------
         Long Term Notes Receivable            $  899,833       $   350,000

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)


     These notes receivable bear interest at 8% and are payable in terms ranging from 12 months to 36 months. Credit is extended on a evaluation of the payee's financial condition and general credit information. If the note is for a franchise fee or for equipment, these will serve as collateral.

Note 7:  Goodwill

     The Auditor's for the Company made a change in accounting principles in the audited financial statements for the Fiscal Years Ended May 31,1997 and 1996. This accounting change recorded the full purchase price of McCleskey Sales and Service, Inc., purchase by Airtech on November 30, 1995, as goodwill rather than investment in subsidiary as carried on the audited financial statements for the Fiscal Year Ended February 29, 1996. While management does not necessarialy disagree with this accounting change, management does feel that the Auditor's should have recorded as goodwill the difference between cost and fair market value of the assets acquired. The Auditor's in their adjustment did not record the fair market values of cash, accounts receivable, inventories, accounts payable, notes payable or the retained earnings of McCleskey Sales and Service, Inc., after adjusting the accounting method of this acquired subsidiary from cash method to accrual method. The adjustments required to the books and records of Airtech to effect this accounting change were not provided to the Company until April of 1998 nor were restated audited financial statements for the Fiscal Years Ended May 31, 1997 and May 31, 1996 provided to the Company until April of 1998. Management anticipates reviewing this accounting change and the valuations used during the audit of its financial statements for the Fiscal Year Ending May 31, 1998.

Note 8: Other Assets

  At February 28, 1998 and 1997, other assets is comprised of the following:

                                                   1998               1997
         Deposits                              $     16,739      $     16,279
         Prepaid royalties                          500,000           500,000
         Other                                        8,179             2,771
         Total                                   $  524,918        $  519,050

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)

Note 9: Notes Payable

  At February 28, 1998 and 1997, notes payable is comprised of the following:

                                                   1998             1997
         Nations Bank                            $   18,980       $   26,116
         Compass Bank                                10,479
         Resource One                                34,482
                                               ------------     ------------
         Total                                       63,941           26,116
         Less: Current maturities                    24,560           10,391
         Long-Term Debt                          $   39,381       $   15,735


     These installment notes payable are secured by vehicles purchase by McCleskey Sales and Service, Inc., and have interest rates ranging from 7% to 9% payable over terms of 36 months to 60 months.

Note 10: Notes Payable-Other

     On January 7, 1998 Airtech into a Promissory Note with the law firm of Friedman & Associates, P.C. and Friedman, Driegert & Hsueh, L.L.C. collectively as settlement of outstanding legal fees for the ligitation pending between the Company and Honeywell and the Company and Compton etal in the principal amout of $102,921.74 with interest at eight percent (8%) per annum. Under the terms of this note, the note shall become payable only from the proceeds upon conclusion of either or both cases referenced above (See Subsequant Events Note).

     On December 31, 1997 the Company entered into a promissory note with a former employee as payment in full of accrued but unpaid salaries. Under the terms of this agreement the Company agreed to a cash payment of $6,400. and a promissory note for 24,000. payable in monthly installments of $2000. per month with interest at eight (8%) per annum. The cash payment is scheduled on or before April 15, 1998 with interest accrueing from May1, 1998.

Note 11:  Related Party Transactions

     From June 1, 1997 thru February 28, 1998 John Potter, President of the Company and C. J. Comu, C.E.O. of the Company have made cash advances to provide liquidity for the Company totalling $ 216,000. The Company has entered into a promissory note for $108,000 each to Mr. Potter and Comu subject to shareholder ratification at the next scheduled shareholders meeting on April 20, 1998. The interest rate will be in accordance with the ratification of the notes. In addition to these cash advances no salaries were paid to either John Potter or
C. J. Comu during the calander year 1997 because of the lack of liquidity of Airtech during this period. On December 31, 1997 the Company entered into a promissory note with Mr. Potter and Comu in the principal amount of $130,000 each with interest at eight percent (8%) per annum. The interest on these notes will begin accrueing on May 1, 1998.

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)

Note 12: Earnings Per Common Share

     Earnings per common share are computed by dividing net income by the average number of Common shares outstanding during the period. The weighted average number of Common shares outstanding at February 28, 1998 were approximately 16,100,000 and approximately 12,200,000 at February 28, 1997.

Note 13: Income Taxes

     The Company uses the accrual method of accounting for tax and financial reporting purposes. At February 28, 1998 and 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes. These carryforwards expire through the year 2011, and are further subject to the provisions of the Internal Revenue Code Section 382.

Note 14: Operating Leases

     The Company presently leases its facilities in Texas under non-cancelable operating lease agreements expiring through September 1999. These leased facilities total approximately 13,000 square feet of office and warehouse space.

Minimum future rental payments under the above operating leases are as follows:

                                                  Amount
                  1998                          $  78,000
                  1999                             37,680
                  Total                          $ 15,680

Note 15: Commitments and Contingencies

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

               AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           February 28, 1998 and 1997
                                   (Unaudited)


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

Note 16: Subsequent Events

     On May 8, 1997 the Company entered into a Stock Purchase Agreement with Interactive Technologies Corporation, Inc (ITC). Under the terms of this agreement ITC will purchase a minimum of 81% of the outstanding common stock of the Company in exchange for 8,000,000 shares of ITC Common stock, 8,850,000 shares of ITC convertible Preferred Stock and $9,000,000 in ITC 8% convertible Debentures.

     This transaction will be closed at such time as a registration statement filed with the Securities and Exchange. At February 28, 1998 a registration statement had been filed and was pending action by the Securities and Exchange Commission. This transaction will be closed when a minimum of 81% of the shares tendered have been offered for exchange.

     On August 1, 1997, Airtech entered into a Manufacture and Distribution Agreement with Interactive. This agreement relating to the Medicare Model 950 air filtration unit, has been used by Interactive for the Private Placement of additional securities. This agreement and the working arrangements are being treated as a Joint Venture between Airtech and Interactive until such time as the merger of the two companies is complete. Accordingly all receipts from the sales of securities and disbursement of funds are accounted for as a Joint Venture. At February 28, 1998, 656,250 shares of the PPM Series M Preferred Stock had been completed. The Joint Venture is not consolidated in these Financial Statements only, the transactions directly effecting Airtech have been reflected. Under the terms of this Agreement, Airtech would be advanced 75% of the net proceeds from the sale of these securities. AIRTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

     On March 27, 1998 Airtech International Corporation, McCleskey Sales & Service, Inc. and AirSoPure, Inc. agreed to a Motion to Dismiss with Prejudice all ligitation with Honeywell, Inc., et al and the Compton Group et al. As a result of this Motion to Dismiss the note payable to for legal service in Note 10 above is paid in full. The Company received no monies as a result of these actions and therefore has no further obligation under the terms of this promissory note date January 7, 1998.

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




                              Interactive Technologies Corporation, Inc.


                              by: /s/ CJ Comu
                                  ---------------------------
                                  CJ Comu, Chief Executive Officer