Form 10KSB/A
period 1997-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-04-16
CIK 883041

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
    (State or other                                          (IRS Employer
     jurisdiction of                                    Identification No.)
     incorporation)
                        15400 KNOLL TRAIL, SUITE 106
                              DALLAS, TEXAS 75248
                    (Address of Principal Executive Offices)

Registrant's telephone number including area code: 972-960-9400
Securities Registered Under Section 12(b) of the Exchange Act: NONE Securities Registered Under Section 12(g) of the Exchange Act:
    COMMON STOCK, $0.01 PAR VALUE.

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

                                TABLE OF CONTENTS

PART I:
                                                                      Page
         Item 1.  Description of Business                               1
         Item 2.  Description of Properties                             4
         Item 3.  Legal Proceedings                                     5
         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                   5

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                             5
         Item 6.  Management's Plan of Operation                        6
         Item 7   Financial Statements                                  10
         Item 8   Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure             26

PART III:

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                        Exchange Act                                    26
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management                           27
         Item 12. Certain Relationships and Related Transactions        28

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K                     29


SIGNATURES                                                              31

                                     PART I

Item 1. Description of Business.

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

Consumers making a purchase of items of product or in dollar amounts which carried the rebate offered by a participating retailer (i.e. a $5 rebate on a purchase of $50 or more, or $10 rebate on the purchase of a brake package, etc.). By calling ITCis toll free telephone number, 1-888-2REBATE, the consumer would be connected to ITC's computer data base, and could then register the Rebate TV(TM) number on the bottom of the receipt. At the end of the month, ITC sends a check to the Rebate TV(TM) customer for a total of all rebates processed during that month. These rebates are in addition to coupons or other promotional offers by the vendor. Rebate TV(TM) had approximately 4,000 subscribers by the end of the Test Period.

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

Development of Rebate TV(TM) basic programming by ITC has been done during the fiscal year with Century III at Universal Studios, Florida. Established in 1976, Century III has serviced a widely diverse client base with high production values utilizing the latest and finest in production and post-production hardware. This includes local, regional, national and international projects for all four broadcast television networks, national cable networks such as Nickelodeon and HBO, major independent producers, advertising agencies and major corporate and governmental organizations such as Digital Equipment Corporation, Harris Corporation, General Electric, NCR, AT&T, Kodak, Polaroid, Walt Disney World, Harcourt Brace Jovanovich, FPL Group, Westinghouse, McDonnell Douglas, Martin Marietta, Reebok, International and NASA. Century 111 has completed its development contract with the Company, however the Company utilizes the services of Century III from time to time on an as needed basis. Century III's contribution during the design and development included prpgram format design, media research management, and graphic design. The creative director for Rebate TV(TM) is Michael Hamilton who has designed, directed and produced such television series as "Magnum P.I.i, "Simon & Simoni, "Wings" and "The Twilight Zone". His commercial experience includes such clients as CadillacTM, Texaco, Coca ColaTM, Heineken, American Airlines, Donna Karan, Elizabeth Arden, QVC, Business Technology Management and the Family Channel.

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

ITC had acquired these licenses originally issued February 28, 1995. They were subject to one, three and five year buildout requirements by the FCC, however the FCC has suspended the first and third year buildout requirements on the licenses because there is a pending IVDS Petition for rulemaking. Although the reulemaking proceeding, in the commissions words "has the potential of creating additional flexibility for IVDS lincenses", there is no assurance that these rules when issued will benefit the company or that the company will be able to comply with these rules.

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

ITC is reviewing alternative uses and equipment proposals for its Melbourne-Titusville-Palm Bay, Florida license. Although ITC will run its Rebate TV(TM) and other programs on its own service area systems, the programs it develops are intended for use on various interactive delivery systems and are not specific to Interactive Video and Data Services systems. They are marketed to all of these various delivery systems. For broadcast of Rebate TV(TM) programming ITC currently uses and plans to use standard video media distribution methods such as cable, broadcast stations, wireless cable and direct broadcast satellite. Although ITC has designed its programs to utilize an IVDS return link (a "return link" is the method by which data is sent from the consumer or viewer back to the originator of the program), they are also designed to accommodate other return links such as the telephone. ITC has purchased equipment and software to provide a telephone return link as an interim return link for its own license areas as well as other areas where it is providing programming, to be utilized where IVDS is not available; until the installation an operation of the IVDS equipment as a return link is completed as well as for use with non subscribers to IVDS.

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

FCC Licensing.

The ability of ITC to provide IVDS services in the United States is subject to the rules and regulations, if any, promulgated by the FCC. At present there are no such rules or regulations other than the terms and conditions governing the issuance and development of the license. However, there is no assurance that there will not be rules and regulations forth coming which are adverse to the interests of ITC.

Acquisition of Airtech International Corporation.

The Company has entered into an agreement for the acquisiton of Airtech International Corporation of Dallas, Texas. The management discussion format below includes a discussion of both the Company's information and that of Airtech International Corporation which is incorporated by reference. This agreement calls for the Company to purchase all, but not less than 81%, of the issued and outstanding $0.0001 par value common stock of AIRTECH pursuant to a Stock Purchase Agreement, dated as of May 8, 1997. (Such Stock Purchase
Agreement, as amended and restated as of August 1, 1997, the Stock Purchase Agreement) Pursuant to the Stock Purchase Agreement, each holder of the AIRTECH common stock (the AIRTECH Common Stock) which accepts ITC's purchase offer shall receive in exchange for such AIRTECH Common Stock: (i) his pro-rata percent of 8,000,000 shares of ITC's $.01 par value common shares; (ii) his pro-rata share of 8,850,000 shares of ITC's Convertible Preferred Shares (the ITC Preferred Shares), and his pro-rata share of $9,000,000 aggregate principal amount of ITC's Convertible 10% Debentures (the ITC Debentures). The remaining 21,707,142 shares of Common Stock is being reserved by ITC against the conversion, if any, of the Convertible Preferred Shares and the ITC Debentures. To facilitate this transaction, Mr. West has agreed to return 3.4 million shares of common stock to the Company for cancellation.

Number of Persons Employed.

As of August 1, 1997, ITC had five employees, three of which are full-time.

         The Company's fiscal year runs from June 1 to May 31 of each year.

Item 2.   Description of Properties.

         At the end of its fiscal year, the Company had executive and engineering offices at 102 South Harbor City Boulevard, Melbourne, Florida and programming and media offices at Century III at Universal Studios, 2000 Universal Studios Plaza, Suite 100, Orlando, Florida.

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

Item 3  Legal Proceedings

     The Company is in litigation with LLB Realty, L.L.C. which has filed a claim alleging claims under an office lease agreement in Superior Court of New Jersey, Mercer County on April 17, 1997. The Company has asseted claims against L.L.B. Realty, L.L.C. for failure to perform under the conditions of the agreement. LLB Realty, L.L.C. is claiming monies due under lease. ITC is claiming business losses for defaults by LLB Realty, L.L.C. The premises have been released.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         ITC's operations for the fiscal year end 1997 consisted of primarily of completion of its initial market testing of its Rebate TV(TM) television program in the Central Florida Market. Net revenues for this period were $197,781 up from $56,532 for the previous fiscal year due to revenues from the operations of Rebate TV during the fiscal year. ITC has developed and operates a computer system and communications system to support its Rebate TV(TM) program on a national basis even though Rebate TV was showing in one market. The operation of these systems and the development of a national marketing program during this period resulted in General and Administrative Expenses of $1,652,857 and a net loss from operations of $2,901,573 up from $1,205,996 for the previous fiscal year. During this period ITC realized a gain of $311,500 from the sale of a 90% interest in its Charleston, South Carolina IVDS license. Development of ITCis computer system and communications link are substantially complete and now available for access on a national basis.

         Property and equipment net of cost on the fiscal year end 1997 balance sheets was $86,285 down from $1,256,344 from fiscal year end 1996. This decrease reflects the withdrawal from the Satellite Network Television transaction in New Jersey, with a corresponding decrease in capital lease obligations from $873,000 to $218,750. Additionally there was a reduction in license rights payable from $731,573 to $329,923 brought about by the sale of the Charleston, SC., IVDS license. Convertible debentures outstanding in fiscal year 1996 of $500,000 were reduced to $0 by the conversion of these instruments into common stock.

         For fiscal year ended May 31, 1997 Airtech consolidated revenues increased by $424,382 to $1,875,264 from $1,450,882 for fiscal year ended May 31, 1996. This consolidated increase in revenues was primarily due to an increase in sales of Airtech products as subsidary McCleskey Sales and Services remained constant with the 1996 fiscal year and the subsidary AirSoPure was formed in March 1997 having no revenues in either fiscal year. The majority of the increase in revenues was generated by sales of the commerical air filtration units. During fiscal year 1997 the City of Plano, Texas implemented a no-smoking ban in food and beverage establishments except for establishments having a designated smoking area that included commerical air filtration equipment meeting the specifications equal to the air filtration product lines of Airtech.
                                                         7
         Consolidated gross profit percents increased from 38.71% in fiscal year 1996 to 45.67% in fiscal year 1997. This increase in gross profit percents is directly related to Airtech's development of its own line of commerical air filtration equipment. Airtech anticipates that consolidated gross profit percents will increase to an average of 50% during future fiscal years. For fiscal year ended May 31, 1997 general and administrative expenses increase by $27,797 to $1,015,726. While general and administrative expenses as a percent to gross revenues were 54.16% in 1997 and 68.09% in 1996, Airtech feels that this percentage to gross revenues will continue to decrease to a range of 15% to 20% in future years as gross revenues increase without an appreciable increase in these types of expenses.

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

         ITC has been subject to several delays in its expansion with the departure of Mr. Poe who was in charge of the market expansion effort including some additional delays in recovering company files and information from Mr. Poe. ITC is currently in pre-production of its new program. ITC withdrew from a production studio project in New Jersey due to substantial delays caused by both the real estate lessor and the studio equipment lessor. This decision by management was encouraged by substantial changes in post production equipment and software technology in the very short term which would have required additional capital expenditures by ITC.

         The market trends for Airtech's core product line, air filtration systems for both commerical and retail markets will continue to spiral upward as awareness of health problems associated with sick building syndrome in both the work place and the homes increase. During 1997 Airtech completed development of a portable air filtration system for the automobile with production and marketing to begin during fiscal year 1998. The Airtech Model 900 is the first portable air filtration unit that will be available for the cabin of a vehicle that will remove both particulates and gasses. This new market alone is estimated to reach the $750 million to $1 billion range by the year 2000. The completion of the development of the Airtech Model 950, which when completed will qualify as a class II medical device, for the Medicare and Medicade receiptants will provide another new market estimated to be in excess of $1 billion. With the completion of Airtech's commerical development of air filtration units, the Company will have available units suitable for installation in restrurants, hotel and motel rooms, office building and other commerical building that have air quality problems or problem areas. The development of the AirSoPure subsidiary franchising program will provide Airtech with national marketing for its air filtration products.

         The Proforma combined statement of operations indicates how Interactive and Airtech would have been consolidated had the merger been completed on June 1, 1996 and should be read with the individual financial statements and the notes thereto.

Liquidity and Capital Resources

         During fiscal year 1997, ITC continued to fund operations and expansions through revenues and private sales of equity, securities and debt. ITC received $1,487,740 from financing activities in 1997, up from $1,172,150 for fiscal year 1996. ITC expects to raise additional funds through such sales, however has no commitment to do so and has no assurance that such funds can be raised.

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

         Airtech's Net Cash used in Operations increased to $1,403,953 in fiscal year ended May 31, 1997 from $1,269,761 for fiscal year ended May 31, 1996 an increase of $134,192. During 1997 Airtech sold its Honeywell Full Service Distributorship rights for the Countries of Taiwan and Turkey for $400,000. This contributed to the increase in notes receivable in 1997 of $783,957 along with the notes received from the sale of franchises, although $400,000 of income from franchise sales were deferred until future years. During fiscal year 1997 Airtech spent $904,433 on prepaid production cost reflected in the financial statements as Intellectual properties.

         During fiscal 1997 Airtech sold $1,392,706 of common stock net of cost and in fiscal 1996 sold $2,102,253 of common stock net of cost, during each fiscal year these sales of additional common stock provided the liquidity required to off set the cash used in operations. The Company estimates that during the fiscal year 1998 will also require the sale of additional shares of stock to meet the cash requirements. This trend is not anticipated to change until sales revenues have increased and initial primary development of the Airtech air filtration product lines are completed and full production has begun. Airtech has scheduled completion of prototypes of its various air filtration products during fiscal 1998 including production of some models with full production in fiscal 1999.

Convertible Debentures.

Effective as of May 31, 1997, Exergon Capital S.A., Laughlin Securities Limited, Crestridge Investments, Ltd. and Jayhead Investments Ltd. (collectively, the
Converting Debenture Holders exercised their $1,050,000 principal amount of ITC's Convertible Debentures (the May 1997 Debentures) in exchange for 1,144,444, aggregate number, of ITC's Common Stock. In connection with such conversion, the Converting Debenture Holders received the May 31 Warrants (defined below).

         May 31 Warrants. In connection with the conversion of the May 31 Debentures, the Converting Debenture Holders received warrants (the May 31 Warrantsi) which are exercisable within five years from May 31, 1997, upon 30 days written notice and upon payment of the exercise price. The May 31 Warrants may be converted, in the aggregate, into 1,144,444 shares of ITC common stock as follows:

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

Item 7.  Financial Statement.

                             TURNER, STONE & COMPANY
                          Certified Public Accountants
                      12700 Park Central Drive, Suite 1610
                                Dallas, TX 75251
                                 (972) 239-1660

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

Syneractive, Inc. also acquired proprietary software and a trademark known as Rebate TV, which is a marketing and sales medium for a wide variety of products and services. Advertisers on Rebate TV will offer substantial rebates to the network's viewers through a unique interactive rebate program. Touch-tone phones will initially interact the network to secured earned rebates, and later the network will be accessed via wireless digital communications networks currently under development. The Rebate TV operations commenced April 15, 1996 and serve customers in the eastern United States. Management expects exploitation of the FCC licenses to commence in 1999. They intend to hire the necessary management personnel, raise additional capital and generate profitable operations needed to continue its existence.

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

Impairment of long-lived assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles to be disposed of. The Company periodically evaluates, based on projected undisounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of of carrying value or fair value less cost to sell. The initial adoption of this new accounting standard did not have a material effect on the Company's consolidated operating results or financial position.

Amortization

Organizational costs, which were acquired from Syneractive, Inc. are being amortized using the straight line method of five years. For the years ended May 31, 1997 and 1996, amortization expense totaled $800 and $466, respectively.

License rights are being amortized over the initial five year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. For the year ended May 31, 1997 and 1996, amortization expense totaled $159,167 and $112,584, respectively.
                                                                              20
Capitalized software expenditures

During the years ended May 31, 1997 and 1996, the Company incurred and capitalized $0 and $461,043 of software expenditures pursuant to Statement of
Financial Accounting Standards No. 86. Software and trademark costs will be amortized at an annual amount equal to the greater of the amount computed using
(a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. For the year ended May 31, 1997 and 1996, amortization expense totaled $773,006 and $97,519, respectively.

Revenue recognition

Revenues from the Company's Rebate TV operations are recognized at the time production and related services are provided.

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

Minimum future rental payments required under the above operating leases are as follows.
                               Year Ending
                                  May 31,                        Amount
                               -----------                       ------
                                   1998                         $ 22,464
                                                                ========

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

Future principal payments under the remaining Titusville, FL license right obligation are as follows:
                           Year Ending
                             May 31,                                   Amount

                               1998                             $      210,077
                               1999                                    183,113
                               2000                                    146,810
                                                                --------------
                                                                $      540,000

Contract of sale deposit

In October 1994, the Company entered an agreement with a Nevada corporation to sell its Charleston, South Carolina license rights (Note 1), net of the related obligated assumed, for $500,000 cash. The Company also retained 10% of the gross profits derived from the operations under the license rights.

Through May 31, 1996, $401,901 was advatnaged to the Company pursuant to the terms of this agreement and is reflected in the accompanying financial statements as a liability until the sale is effective, pending approval by the FCC.

During the year ended May 31, 1997, FCC approval was granted and the sale was completed. The difference between the $500,000 sales price, the net carrying value of the license rights and the remaining license rights obligation assumed are reflected in the accompanying financial statements as a gain.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

Also issued in connection with the conversion were 1,199,999 warrants entitling the holders to purchase one common stock share at exercise prices of $.75 to $1.00 per share. The warrants are exerciseable any time before May 31, 2002 (Note 10).

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $2,385,722 deferred tax asset attributable to the net operating loss carryover, net of a $118,391 deferred tax liability related to amortization timing differences, in the amount of $2,267,331 which have been fully offset by a valuation allowances in the same amount, as follows:

                                                  1997                  1996
                                                  ----                  ----

                  Beginning balance           $  1,469,703         $  1,330,781
                  Increase during period           797,628              138,922
                                                ----------          -----------

                  Ending balance              $  2,267,331         $  1,469,703
                                               ===========          ===========


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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

9.       SUBSEQUENT EVENT

Subsequent to May 1997, the Company entered into an agreement, originally dated May 8, 1997 but amended and effective August 1, 1997, to acquire Airtech International Corporation (AIC), a Texas corporation. In exchange for AIC common stock the Company will issue 8,000,000 shares of its common stock 8,850,000
shares  of  its  convertible   perferred  stock  and  9,000,000  of  convertible
debentures. The transaction will be accounted for as a purchase. AIC manufactures a line of air filtration systems for indoor and automobile use. The transaction is subject to final AIC stockholder approval upon the effective date of a Form S-4 Registration Statement, which has been filed.

10.      STOCK OPTIONS AND WARRANTS

During the years ended May 31, 1997 and 1996, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between January 1999 and May 2002 and are exercisable at prices from $.75 to $4.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 1,200,000 warrant identified below as granted during the year ended May 31, 1997 (Note 4), all other amounts relate to stock options the Company has issued.

                                 Year Ended                Year Ended
                                May 31, 1997              May 31, 1996
                             -----------------            ------------
                                       Weighted Avg.               Weighted Avg.
                           Shares         Exercise      Shares       Exercise
                         (x 1,000)         Price       (x 1,000)      Price
                         ---------       -----------   ---------        --------

Options and warrants
    outstanding at
    beginning of year       169          $  2.79           25          $   2.00

Granted                   1,200          $   .83          169          $   2.79
Exercised                     -                             -
Expired                       -                           (25)         $   2.00
                          -----                           ---

Options and warrants
    outstanding and
    exercisable at end
    of year                1,369          $  1.08         169          $   2.79
                           =====                          ===

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

The following pro forma disclosure reflect the Company's net loss and net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123.

                                        Year Ended               Year Ended
                                       May 31, 1997             May 31, 1996
                                      ------------              ------------

           Net loss                  $(    2,811,167)          $(     457,739)

           Net loss per share          $(        .23)          $(         .05)



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

     George C. Clark, Ph.D, joined the Company in November 1995 as Director of Systems Development. He was previously a Senior Scientist in the Advanced Technology Department in the Electronics Systems Sector of Harris Corporation, headquartered in Melbourne, Florida from 1964 through 1994. During his tenure at Harris, Dr. Clark conducted advanced research and development in antennas, 30 electronic communications systems, statistical communication theory, error correction coding, computer-aided design of electronic circuits and systems, object oriented programming methodologies, and modeling of transportation systems. He also served as Director of the Advanced Technology Department at Harris, co-authored a graduate level text book on error correction coding, spent two years as a Visiting Scientist at the MIT Laboratory for Computer Science, and taught many undergraduate courses in Electronic Engineering, Artificial Intelligence and in Signal and Systems Theory. Dr. Clark holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology in 1959, a Masters Degree in Physics from the University of Miami in 1961 and a Ph.D. degree in Electrical Engineering from Purdue University in 1965.

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

c. Family Relationships.   None

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
                  as a group
NOTES
1 Each person has sole voting and investment power with respect to the s shares indicated as owned beneficially by each person.
2 Except as other wise noted, all shares listed are owned both of record and beneficially.
3 Based upon 12,279,612 shares of Common Stock outstanding as of May 04, 1997.

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

         Prior to the transaction, no single shareholder held more than 10% of the common stock. The directors and officers of the Registrant as a whole owned l8.69% of the outstanding common stock of the Registrant prior to the transaction.
                                                                              32
         Resolutions were delivered at closing electing Perry Douglas West as Chairman of the Board of Directors and Chief Executive Officer of the Registrant. At that time Morton J. Glickman resigned as Chairman and Director of the Board of Directors.

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

     Perry Douglas West is now Chief Executive Officer, and Director of the Company.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K.

                                  EXHIBIT INDEX

(a.)                                                                       Page

10.0  Material Contracts
10.1  ITC lease with The Network Group, Inc. for Melbourne, Florida          (1)
        office and engineering space, dated October 25, 1996

10.2  ITC Equipment Lease Agreement with Studiolink Corporation,             (1)
        dated March 27, 1996

10.3  ITC Employment Agreement with Chief Operating Officer/Director         (1)
         Bob Poe, dated November 1, 1995

10.4  Satellite Network Television lease with LLB Realty, L.L.C./Keller,     (1)
         Dodds & Wentworth for Princeton, New Jersey television studio and production facility, dated March 1996

10.5  Stock Purchase Agreement dated May 5, 1997 with
        Airtech International Corporation                                    (2)

99.0  Additional Exhibits

99.1  Proforma Balance Sheet and Statement of
         Operations for Registrant and Airtech
         International Corporation dated 2-28-97                             (2)



(1)  Set out in Form 10KSB for year ended May 31, 1996.

(2) This exhibit was previously filed as an exhibit in the 10KSB for the year ended May 31, 1997.

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



                                    Interactive Technologies Corporation, Inc.



                                    by:   /s/ CJ Comu
                                          CJ Comu, Chief Executive Officer




Dated:   4/16/98