Form 10KSB
period 1998-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-08-28
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  May 31, 1998

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

                            15400 Knoll Trail Ste 106
                               Dallas, Texas 75248
                    (Address of Principal Executive Offices)

         Registrant's telephone number including area code: 972-960-9400

Securities Registered Under Section 12(b) of the Exchange Act: NONE Securities Registered Under Section 12(g) of the Exchange Act: COMMON STOCK, $0.01 PAR VALUE.

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The Registrant's operating revenues for its most recent fiscal year were:
$1,125,444.

         The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31, 1998, was approximately $9,968,848. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be
affiliates.   This   determination   of  affiliate  status  is  not  necessarily
conclusive.

         As of May 31, 1998, 21,497,902 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page 15.

                                TABLE OF CONTENTS

PART I:
                                                                     Page
         Item 1.  Description of Business                             2
         Item 2.  Description of Properties                           8
         Item 3.  Legal Proceedings                                   8
         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                 8

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                           9
         Item 6.  Management's Plan of Operation                      9
         Item 7   Financial Statements                                11
         Item 8   Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure           12

PART III:

         Item 9.  Directors, Executive Officers, Promoters and Control
                        Persons; Compliance With Section 16(a) of the
                        Exchange Act                                  12
         Item 10. Executive Compensation                              13
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management                         13
         Item 12. Certain Relationships and Related Transactions      14

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K                   15


SIGNATURES                                                            16

PART I

Item 1. Description of Business.
- --------------------------------
Background.

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

     On May 31, 1998, ITC completed the purchase of 95.502% of the issued and outstanding shares of Airtech International Corporation, Inc.,(AIC) and it's subsidiaries. Under the terms of the Stock Purchase Agreement entered into in May of 1997 and amended in August 1997 ITC tendered to purchase 100% of the issued and outstanding stock AIC. Currently ITC has issued 10,027,731 shares of common stock, 11,324,642 shares of convertible preferred stock and $8,595,180 of convertible 10% debentures in exchange for 16,010,335 of AIC common stock. ITC will continue to purchase the additional shares of AIC as they are offered by AIC shareholders.

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

     As a result of the completion of the acquisition of AIC the Rebate TV(TM) has been re-evaluated and offered for sale as a unit during fiscal 1999. ITC obtained an updated business appraisal on the Rebate TV program establishing an estimated value of $4,200,000. ITC is concentrating on the operations on the business of AIC and it's subsidiaries.

     Airtech was founded in 1994 as a distributor for Honeywell/Enviracaire's air purification products. In January of 1996, AIC started manufacturing its own line of air purification products. Two years later AIC is regarded as an emerging leader in the industry, especially for superior-quality commercial products. AIC currently manufactures ceiling-mounted units, a down draft table, portable automobile products and will soon have a portable residential unit that will be available for Medicare recipients and other consumers.

     Airsopure (ASP), a wholly owned subsidiary of AIC was formed in March 1997 for the implementation and operation of a franchise program. ASP provides exclusive marketing for AIC's indoor air purification products. In creating this new subsidiary, a new marketing format was introduced to the industry and ASP became the first home-based franchise organization to offer individuals an opportunity to join a team that would train and authorize the franchisee's the exclusive rights to ASP air purification products. ASP is currently supplying its products to Host Marriott airport locations, Del Frisco's Double Eagle restaurants, Bennigans's, Denny's, NEC, Southwest Airlines and many others. ASP's new S-14 hotel unit is currently being tested by six large hotel chains with the S-12 and S-16 units under contract for installation in the Georgia State Capital Building and in the Georgia Dome during the fall of 1998.

     MSS, Inc., was acquired by AIC in November of 1995 and is responsible for the installation and service of the AIC product line in Dallas/Fort Worth Metroplex. MSS began operations in 1982 in the HVAC industry. MSS local markets include commercial and residential, new construction, retrofit, repairs and sheet metal fabrication. MSS recently became affiliated with Nations Preferred Home Warranty (NPHW), which offers exclusive home warranty coverage programs for buyers and sellers of pre-owned homes. As a result of this new affiliation MSS anticipates adding 2,000 new customers during fiscal 1999.

     Markets. ITC is concentrating on the indoor air contamination markets developed by AIC and its subsidiaries. "Indoor air contamination" exist in the form of particulates and/or gases in virtually every cubic inch of air breathed, whether in an office building, homes or retail establishments. Statistics indicate that 60% of legitimate employee absenteeism is "respiratory related" and that such absenteeism has a profoundly negative impact on a companies productivity and profits.

     Air contamination encompasses bacteria, pollen, dust mites, smoke, plant spores, dust, solvents, glues formaldehyde, carbon monoxide, carbon dioxide, viruses, and also includes diseases such as tuberculosis, meningitis and hepatitis. It also includes Volatile Organic Compounds (VOC's) which are a combination of two different but recognizable molecules that when combined, become unstable and potentially fatal. Historically, the only know methods of addressing and treating indoor air contamination were (1) open windows and doors to bring fresh air into an area, and (2) the use of electro-static air filters to attempt to purify the existing air in an area.

     The indoor air purification industry is in its infancy but currently considered by EPA to be a $1.8 billion market. Current sales of national commercial product lines are approximately $100 million. Until now, no company has taken an aggressive, professional marketing stance to educate and service the needs of the public in indoor air quality.

     The following markets for distribution of the AIC product lines have been identified and specific models have been developed for these markets; (1)Hotel industry (2) Restaurant (3) Schools (4) Automobiles (5) consumers and (6) Medicare and other insurance recipients. Distribution of the indoor air products will be thru a net work of Franchisees, International Licenses, HVAC contractors, Internet direct sales, Retail distribution, Home/Shopping/Infomercial, Joint Ventures, Network Marketing, and for Medicare the Durable Medical Equipment suppliers. Revenue Sources. ITC will receive its revenues from the acquired majority owned subsidiary AIC. AIC revenues will be from the sales of its air purification product lines, the sale of franchises, the sale of international licenses and from its subsidiary MSS. On completion of design and testing of additional product lines AIC anticipates revenues for fiscal 1999 to be in the $22 million range.

Product Development and Design

     AIC has developed eleven unique products for market niches that have shown incredible product demand. Each of the products incorporates at least 3 proven filtration devices, capturing particles, gases and odors. For these and products, the AIC already has an increasing number of recognizable, steady and satisfied customers. Currently, other available technologies to clean indoor air include; activated carbon filters, HEPA (High Efficiency Particulate Air) Filter, air Ozonation - Ozone Generators, anti-Microbial chemically treated filters, high Energy UV light, ionization, electrostatic Precipitators and charged media filters.

     On their own, none of these technologies have proven to be completely effective. To achieve acceptable results, a combination of several of these technologies must be implemented, such as the technologies utilized by AIC. The advantages of AIC's products are:

         1. Biological air contaminants are destroyed or removed rather than transferred to another media 2. The process cleans and with certain products, disinfects the air 3. The process is effective for microbes, endotoxins, toxins, allergens, VOCs and organic odors 4. No toxic chemicals are employed 5. No ozone is generated or introduced into the air 6. The process is regenerating 7. The process works well at room temperature 8. The required pressure drop and energy needs are low 9. Self-cleaning process does not reintroduce toxic post process residue into air stream 10. Economical to operate 11. Industry guidelines met re: single-pass contaminant removal efficiency and particulate filtration

     The following AIC products have design completed and are being marketed currently or are in the last stage of development before distribution:

                Status:     Type:                     Applications:

Series 12       complete    ceiling unit              restaurants,print shops,
                                                      casinos, etc
Series 14       complete    wall unit                 hotels, offices
Series 14M      complete    wall unit                 homes Medicare recipients)
Series 16       complete    ceiling (hidden) unit     offices, nursing homes,
                                                      restaurants
Series 22       complete    ceiling (hidden) unit     multi-office building,
                                                      industrial
Series 900      complete    portable auto unit        autos (via retail sales)
Series 999      complete    trunk-mounted auto unit   autos (via sales to auto
                                                      dealers)
Series 950      complete    portable floor model      homes, offices
Series 850      complete    portable floor model      homes, offices
Series 220/230  complete    down draft table          beauty and nail salons

Product Description

Series S-12: The series S-12 is designed to fit into a 2 foot x 4-foot space of a ceiling. When installed in a ceiling opening, 5.5 inches of the unit's decorative ABS plastic lid protrudes from the ceiling. This unit filters approximately 1200 cubic feet of air each minute removing particulates, gases and odors. Markets for this unit include the food and beverage industry, hospital and nursing homes, print shops, office buildings and other industries with problems involving cigarette or cigar smoke, odors and particulates larger than .3 microns.

Series S-14: The series S-14, is designed to mount against a wall at the joining point of wall to ceiling. This system is approximately 36" x 14" x 14" with the visible portion being molded ABS plastic, having a sculptured geometric appeal. The unit filters approximately 400 cubic feet of air per minute. The markets for this product are those having problems with any particulate, gas or odor found in rooms under 400-sq. ft. such as hotel and motel rooms, offices, classrooms, patient rooms and small shops. Multiple units can be installed to accommodate larger rooms.

Series S-16: The series S-16, developed particularly for smaller offices, nursing homes and some hotels. This system can be flush mounted in the ceiling without protruding visibly below the ceiling and can also handle approximately 400 CFM. The unit measures 2' x 2' x 14".

Series S-22: The series S-22 is a ductable unit for both commercial and light industrial applications. This unit will allow remote positioning (i.e. on the roof) and collection of contaminants from distant zones. The clean air discharge can be directed to zones as needed. This unit permits creation of negative and positive pressure zones providing maximum control of airborne contaminant movement. The air cleaning capacity will be approximately 1800 cubic feet per minute. This unit will also be available for the upscale residential market for both new construction.

Series 900: The series 900 is a small portable unit designed for the automobile that will remove both gases and particulates. It will clean approximately 30 cubic feet of air per minute. With mounting anxiety over air quality, new car buyers and automakers are examining options for improving the environment in the interior of vehicles. Some industry experts currently predict that the non-existent market for auto filtration systems in the U.S. will skyrocket to $200 million by the year 2000. To date, no filtration system for automobiles has been developed that will remove particulates and gases at a price less than $500. The series 900 will retail for $149.

Series 999: Is being developed as an automotive after market product to be mounted in the trunk of new and used cars. The unit was designed to move 60 cubic feet of air per minute with a complete air change every 30 seconds. This product will retail for under $500 and should be a leader in the automotive after market upon its release.

Series 950: A working proto-type of this unit is currently being developed and finalized. This is the unit is being designed as a Class II Medical Device and for approval under Medicare Part B with related charges. The product incorporates a 5-stage filtration system which includes the following:

            (1)  Antimicrobial pre-filter
            (2)  Ultraviolet bulbs
            (3)  Hospital  grade  99.97%  HEPA filter - for removal of particles
            (4)  Trisorbent filtration - for removal of gases
            (5)  Ionizer for destruction of remaining gas molecules

Series 850: The series 850 is a modified version of the series 950. It will be sold to the general public via multilevel marketing companies and private label distributors. It will look like the series 950 but will not incorporate as extensive a cleansing process nor will it be specifically designed for the elderly.

Series S-220 Down Draft Table: The series S-200 was designed for the nail manicure industry and was first introduced in January 1996. It has been modified to reduce manufacturing cost and ease of servicing while improving gas, odor and particulate filtration efficiency and extending the life of the sorbent media filter. This series has a single speed 450 CFM blower with a sorbent media filter designed for the special needs of this industry..

Series S-230 Down Draft Table: The series S-300 is designed to appeal to the pathology/histology environment, the dental lab industry and other light industrial markets. This series utilizes a 700-CFM, two-speed blower using sorbent media filter, a polyester pre-filter as a standard and offer up to a 95% ASHRAE 2" x 4" pleated as an option.

Marketing and Sales Strategy

     AIC's marketing strategy, perhaps as much as any other factor, will be the reason for tremendous growth in sales. Very few other companies in this industry have aggressively marketed high-quality products to more than just a few groups of end-user customers. Most of the time in this industry, the sales and marketing job is left to an HVAC contractor or repairman armed with little more than a product installation guide. AIC is targeting several distribution channels for direct exposure of its products and teaching consumers about the costs and solutions for indoor air contamination. Management is using a carefully mapped multi-channel approach to market its product line, and believes this differentiator, in addition to its superior products, will yield substantial growth for the next several years. For example, the following channels are being utilized:

     Franchise- AIC formed its wholly-owned subsidiary Airsopure, Inc. to develop and market a franchise program. Under this program a franchisee can purchase the rights for a specific geographic area for the exclusive rights to AIC's air filtration equipment.

     International Licenses - AIRTECH has already licensed the distribution rights to its name and technology in the countries of Taiwan, the Philippines, Turkey and Canada. The Company, now that it has a full product line to offer, intends to more aggressively pursue international distribution relationships. All sales are made in U.S. dollars, FOB Dallas. Entire countries sell for a minimum of $100,000.

     Manufacturer's Reps - There are approximately 260,000 HVAC Contractors in the U.S. alone. This unconsolidated group of professionals accounts for a significant amount of the current sales of air purification and cleaning units. The Company will make certain products available to them, such as the Series 12, 16 and 22.

     Internet - Internet usage has doubled over the last 12 months and consumer purchasing will continue to grow in accordance. 73% of web users search for information about products and services, and 7.4 million users have made at least one purchase over the internet. The demographics of web users also fit well with the Company's products. Most are well educated and earn significantly more income than average. According to Bill Gates, founder of Microsoft, "Like the PC, the internet is a tidal wave. It will wash over the computer industry...drowning those who don't learn to swim in its waves."

     Airsopure website is www.airsopure.com. Here, the AIC products can b learned about, viewed and ordered. The AIC intends to spend additional funds in an effort to direct more internet traffic to this website. AIC's website is www.airtechgroup.com. These websites give several additional advantages:access to 60 million people worldwide, reduction in distribution costs, quicker advertising response times, direct feedback from customers and instantaneous updating of information.

     The keys to successful marketing on the internet will be exposure and association with other well-traveled websites, security, a clean design and ease of use and product testimonials which will also be included in the website.

Retail Distribution - AIC has developed several important products which it believes suitable for retail distribution. Most notable are the portable Series 900 and the Series 850, both of which have low price points and appeal to the broad market of consumers. Discussions are currently in process with one of the largest retailers in the world for distribution of both the Series 900 and 850.

Home Shopping/ Infomercial - The Series 900 and 850 will also be distributed via a powerful home-shopping medium such as QVC or the Home Shopping Network. In this well established marketplace, over 80% of all U.S. cable homes can be reached through the television or computer. Over 40 million Americans have purchased products through a home shopping medium, and some 400 new products get introduced to television viewers each week.

Joint Venture - the Company has begun discussions with several possible joint venture partners for international manufacturing, outsourcing, marketing and distribution. In some countries, the air quality is dramatically worse than it is in the U.S. and the Company feels that its products would be highly marketable in these areas. Just a few examples are Chile, Brazil and Mexico.

Network Marketing - One of AIC's target markets is the "Portable Room Air Cleaner" market. Entry for this product will be gained thru relationships with both retail organizations and large network marketing firms. Several such firms have indicated interest in the products, representing they could sell a very high quantity of machines. The worldwide market for portable room air cleaners based on particulate filtration technology is approximately $750 million. Growth is estimated between 10-15% annually. Due to its superior technology, competitive pricing and economical operation, AIC is confident that it can capture a significant share of this market. The advantage of this channel is that AIC will be able to private label licensed products and drop ship large trucks of finished manufactured goods straight to the network marketing company's warehouse, not acting as the final distribution point or returns center.

Medicare/DME's - AIC knows that physicians regularly recommend the use of portable air filtration systems for their patients suffering from chronic and acute episodes of illness related to allergies, asthma and general upper respiratory distress. In the absence of a Medicare "code", patients are generally forced to incur the expense of such technology on a non-reimbursable basis. These medical conditions are frequently elevated from a chronic status to acute episodes due to the inhaling by patients of various airborne contaminants.

     The Medicare code and charge are awarded through a review process conducted under the auspices of the Health Care Financing Administration (HCFA) and its agencies that include the Statistical Agency for Durable Medical Equipment Regional Council (SADMERC) and the Durable Medical Equipment Regional Council (DMERC). Once awarded a Medicare code and charge, patients suffering from respiratory problems are able to secure through a variety of durable medical equipment (DME) providers, medical technology prescribed by their attending physicians that will be paid for by Medicare or their insurance carrier of record. AIRTECH also knows that third party payers such as managed care and indemnity insurance plans will more readily reimburse the patient for the AIRTECH 950 after the technology receives a Medicare code. Clearly, the successful acquisition of the code will precipitate substantial and ongoing revenues for the 950 that will accrue to the benefit of the company and its stockholders.

     AIC has in place a national distribution network composed of highly successful durable medical equipment (DME) distributors that have existing sales forces and marketing infrastructures. Association with the DME's creates an immediate distribution network for the Model 950 without forcing AIC to incur the management challenges of creating and maintaining its own sales force or recreating the DMEs' existing client bases. The DME's already work with physicians providing other medical devices such as walkers, wheelchairs, hospital beds and electronic monitoring devices. The Model 950 becomes a new product for the DME's within an industry where new products are not common. AIC has initiated the steps necessary to secure the Medicare code and expects to receive final approval for the product by the end of 1998.

     There are approximately 38.8 million enrollees in the Medicare system. Of these, approximately 31 million individuals suffer from some sort of upper-respiratory problem. This represents the end-user market for Model 950. A 1% market penetration would represent to AIC approximately $100 million in revenues. The channel to tap this market is the already-established DME channel, of which there are approximately 10,000 DME suppliers in the U.S. These DME's already sell millions of dollars of highly competitive products, and with the Model 950, will be able to sell a product at comparably high margins with essentially no supplier competition. With the distribution strategy of utilizing the existing DME's, the Company will only incur very limited sales and marketing expenses.

Automobile Dealers - There are approximately 24,000 automobile dealers in the U.S. Some of the auto makers have begun to experiment with various air cleaning systems, such as Mercedes Benz and BMW. The Automotive Clean Air Council was formed after the disclosure of research conducted by a leading educational institution: that the quality of air in many automobile air conditioners may be poor due to contamination with fungi and spores which are unhealthy, and which can trigger allergic reactions.

     The first indication that this problem exists is an odor detectable when the AC unit or the air circulation system is activated. It is important, however, to note that the bacteria might be present without and before the odor is detected. This condition is caused by buildup of mold and bacteria in the evaporator. The infecting of the AC Unit causes allergic reactions and other symptoms by breathing in the waste products of these unwanted and growing microbes.

     Overall, the applications for the Company's products are limitless, since the cost to implement any of AIC's products is small compared to the benefits that typically accrue to the user.

Competitive Conditions.

     Trion, Inc., a publicly traded company in the air purification operations consist of two principal segments: engineered products and consumer products. The engineered products group designs, manufactures and sells commercial indoor air quality and dust collection equipment and accounted for 70% of the company's total sales in 1997. The consumer products manufactures and markets appliance air cleaners, including both table top and free standing console units Ceco Environmental manufactures and sells industrial air filters and filter fabric, as well as supplies air quality improvement systems. Environmental Elements designs equipment and supplies systems and services to the air pollution industry and designs large scale systems to control gaseous emissions. In addition Environmental Elements designs electrostatic precipitators, fabric filters and scrubbing systems. Honeywell/Enviracaire has both commerical and consumer divisions with primary sales being from the consumer division.

     Competition in the commerical market is very specialized with no one company offering a complete line of air filtration equipment but rather specialized in very destinct markets. In most major areas in the US there will also be various small commerical air filtration suppliers but not with a product line competitive with AIC's commerical units. In the consumer market many suppliers and manufacturers have a varity of air filtration products. AIC's entrance into the consumer market will be thru its Medicare code and charge which will have no competition for some period of time. The private label licensing of this product to network marketing organizations will also be outside of direct competition with the many retail products current available with none of these products offering the technological inovations of AIC consumer products line. Many of the AIC products will be protected by patents or trademarks.

Number of Persons Employed

As of August 1, 1998 ITC and its subsidaries had 32 full-time employees

The Company's fiscal year runs June 1 to May 31 of each year.


Item 2.  Description of Properties
----------------------------------

     The Company consolidated executive operations to 15400 Knoll Trail, Suite 106, Dallas, Texas and a warehouse facility located at , Dallas Texas. These facilities having a total of approximately 13,000 and a total rental cost for fiscal 1998 of $64,000. It is anticipated that additional facilities will be required during fiscal 1999 due to the expansion of the Company's business.


Item 3.  Legal Proceedings
--------------------------

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

     The Company is not a party to any other legal proceedings except for claims and lawsuits arising in the normal course of business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     NONE

                                     PART II


Item 5.  Market for Registrants's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

a. Market Information

     Interactive Technologies, Inc. common shares were traded on the National Association of Securities Dealers Automated Quotation Systems (NASDAQ) SmallCapMarket under the symbol "ITNL" until October 23, 1997. Following a rule change by NASDAQ for qualifying for a SmallCapMarket listing it was determined that the Company was no longer eligible for a listing. Since October 23, 1998 the Company's shares have been traded in the "over-the-counter" or "Bulletin Board" market. High and low quotes for the quarters of fiscal year 1997 and 1998 were:

                                                  High               Low

Fiscal Year 1998

Bulletin Board
                       4th  Quarter                 5/8             $0.23
                       3rd  Quarter               $0.49               1/4
SmallCaps              2nd  Quarter               1 1/16              1/4
                       1st  Quarter               1 5/16              3/4

Fiscal Year 1997
                       4th Quarter                1 15/16             3/8
                       3rd Quarter                1  1/2            1 1/8
                       2nd Quarter                4                 1 1/4
                       1st  Quarter               5  1/4            4 1/4

b.  Holders

     As of August 1, 1998, there were approximately 1194 record holder of the Company's Common Stcok.

c.  Dividends

     The Series "A" Preferred Stock does not bear a prefrencial dividend. The Series "M" Preferred Stock has a preferred dividend right that are tied to the income from the Medicare Series 950 unit. (See Series "M" for details.)


Item 6   Management's Discussion and Analysis
---------------------------------------------

Results of Operations

     ITC's  consolidated  operations  for the  fiscal  year  ended May 31,  1998 consisted of primarily of revenues from AIC and its subsidiaries. Net consolidated revenues for this period were $1,125,444. ITC has developed and operates a computer system and communications system to support its Rebate TV(TM) program on a national basis and during this period produced no revenues. ITC suspended operations of its Rebate TV (TM) program during this fiscal year. The consolidated General and Administrative Expenses of $2,773,522 of which $1,345,166 was attributable to ITC and $1,428,356 to AIC. This resulted in a net loss from operations of $2,227,870. During this period ITC realized a gain of $113,333 from the sale of shares of AIC acquired and sold. ITC's majority owned subsidiary AIC completed the development of its air purification product line and started manufacturing of several of the models.

     Development of AIC's basic line of products being substantially complete has begun marketing its products directly and through its new franchise program. During this period 10 franchises were sold and 4 international license agreements were entered into. In August of 1998 AIC entered into contracts with the State of Georgia and the Georgia Dome to supply air filtration equipment totaling approximately $3.5 million with delivery scheduled before December 31, 1998.

     Production of the AIC Series 999 automobile unit is scheduled to begin in the fall of 1998 with projected sales during fiscal 1999 of approximately $5.1 million.

     The AIC Series 950 Medicare units is scheduled for testing in the fall of 1998 with the designation as a Class II Medical Device and the filing for approval under Medicare Part B with related charges. AIC anticipates Medicare approval of its Series 950 before the end of 1998 with production beginning in the first quarter of 1999.

     AIC has installed its Series S-12, S-14 and S-16 in several hotels on a test basis. As a result of the current testing program AIC anticipates orders for these units of approximately $2.5 million during fiscal 1999.

     The result of these various programs should increase consolidated revenues by approximately $11 million during fiscal 1999 making the Company profitable during this period. ITC will pursue the sale of its Rebate TV product lines during fiscal 1999 valued in a current appraisal at $4 million.

Material Changes in Operations and Financial Condition

     Having completed the acquisition of AIC, the Company will focus operations on the air filtration product lines by developing marketing and production programs. ITC is confident that with the market and products available for the AIC air filtration products that gross revenues will increase to a range of $20 million during fiscal 1999 and $40 million during fiscal 2000. The approval of the Series 950 by Medicare will provide approximately $31 million during these fiscal periods.

     Audited ITC consolidated financial statements will be available after September 1, 1998 therefore the following financial information is unaudited.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                 CONSOLIDATED SUMMARY BALANCE SHEET INFORMATION
                                  MAY 31, 1998
                                   (UNAUDITED)

Current assets                                           $   956,776
Property, plant and equipment                                205,874
Intellectual properties                                   19,447,268
Notes receivable                                             924,833
Goodwill                                                     600,250
Proprietary trademark and software                         3,767,512
Other assets                                                 772,620
                                                         -----------

Total Assets                                             $26,675,133


Current Liabilities                                      $   968,606
Deferred income                                              400,000
Convertible debentures                                     8,595,180
Long term debt                                               369,038
                                                         -----------
Total Liabilities                                         10,332,824

Stockholders' Equity
Common stock                                                 248,987
Preferred stock                                              114,276
Addition paid in capital                                  25,770,155
Retained earnings (deficit)                              ( 9,791,109)
Total Stockholder's Equity                                16,342,309
                                                         -----------

Total Liabilities and Stockholders' Equity               $26,675,133

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                       CONSOLIDATED SUMMARY OF OPERATIONS
                                  MAY 31, 1998
                                   (UNAUDITED)

Net sales                                               $  1,125,444
Cost of sales                                                579,792
Gross Income                                                 545,652
General and administrative expenses                        2,773,522
Loss from operations                                      (2,227,870)
Gain on sale of stock                                        113,333

Net Loss                                                $ (2,114,537)


Liquidity and Capital Resources

     During the fiscal ended May 31, 1998, ITC and AIC continued to fund operations and expansion through revenues and private sales of equity securities and debt. In fiscal year 1998,ITC received net cash from financing activities in the amount of $839,366 with AIC receiving $125,031 during that period. For the fiscal period referenced above, the combined companies received $964,397 in cash from financing activities. Although ITC has no commitments for future funding other than sales of its Series M Preferred Stock, management believes that it can continue to raise additional capital for expansion of its markets though revenue, debt financing and private sources.

     ITC is continuing the sale of its $5,000,000 in Series M Preferred Stock (the Series M Stock) on a private basis to accredited investors in the form of 200 units consisting of 25,000 shares of convertible preferred stock convertible into common at the rate of one share for one share of preferred and 25,000 warrants convertible into common stock at a price of $2.00 per share. The preference for this series is to a pro rata portion of 20% of the Gross Profits from the sales of the AIRTECH Model 950 Air Purification and Filtration System being developed as a Class II Medical Device for Medicare Recipients with Respiratory Conditions. This preference is for a period of three years from the date production begins. AIRTECH has agreed to assign a 25% interest in this revenue stream to ITC out of which this 20% will be set aside for this preference. The Series M Stock will be offered pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Twenty-five percent (25%) of the net proceeds of the sale of the Series M Stock will be used for market expansion and distribution of the Rebate TV(TM) programming, and seventy-five percent (75%) of such net proceeds will be allocated for the development and distribution of the AIRTECH Model 950. ITC does not have an underwriter for this placement.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     By unanimous consent of the Board of Directors of the Company on November 10, 1995, the Registrant engaged the accounting firm of Turner, Stone & Company of Dallas, Texas as independent accountants for the Registrant for the fiscal years beginning June 1, 1995. By unanimous consent of the Board of Directors of the Company engaged the accounting firm of Alvin L. Dahl & Associates, PC of Dallas, Texas as independent accountants its Airtech subsidiary. During the previous two fiscal years ending May 31, 1996 and May 31,1997 there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance  With Section 16(a) of the Exchange Act.
         ---------------------------------------------------

a. Directors and Executive Officers.

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 31, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

     The directors and executive officers are:

     NAME               AGE            POSITION

C. J. Comu              38             Chairman and Chief Executive officer

John Potter             54             Director and President

Perry Douglas West      51             Director


     The Board of Directors currently consists of three Directors, each holding office for a term of one year. Mr. West resigned as director after the end of the fiscal year.

     Perry Douglas West joined the Company in October 1995, as Chairman and Chief Executive Officer of the Company. Mr. West resigned as Chief Executive officer and Chairman of the Company during the fiscal year after operations were relocated to Dallas, Texas. Mr. West co-founded American Financial Network in July of l985. Headquartered in Dallas, Texas, American Financial Network operated a national computerized mortgage loan origination network. Mr. West served as Executive Vice President/Director and General Counsel of this public company from 1985 to 1991. Mr. West has practiced law in Florida since 1974, representing various business institutions in the financial, computer, natural resources and general business industries and international transactions. He was graduated with a Bachelor of Arts degree from The Florida State University in l968 and with a Juris Doctorate degree from The Florida State University, College of Law in l974.

     C. J. Comu began his career in the stock and commodities industry as a specialist in precious metals and currencies. He co-founded MBA Corporate Group, one of the largest financial applications software companies in the country. Mr. Comu has been an entrepreneur, financier and turnaround professional to several start ups and operating companies during has term as President of Credit America Holdings Group, a privately held consulting firm.

     John Potter began his business career with Xerox Corporation and later moved into the world of finance with Wells Fargo & Company, handling their national leasing division. Mr Potter was the founder of Alpha Leasing, which grew into one of the largest leasing companies in the Southwest. Prior to beginning his business career, Mr. Potter was an officer in the US Army.

Item 10.  Executive Compensation
--------------------------------

     C. J. Comu and John Potter have employment contracts with the Company for annual compensation of $250,000 each. Under the terms of this contract and agreements with the Board of Directors Mr. Comu and Mr. Potter this contract will only be funded at such time as the Company is in a financial position to pay the salaries under this contract. Back compensation is not subject to accrual or any other form of direct liability to the Company. Perry Douglas West has no employment contract with the Company and any compensation for his prior services will be determined by the Board of Directors at such time as the Company is in a financial position.

Item 11. Security Ownership of Certain Beneficial  Owners and Management.
-------------------------------------------------------------------------

a. Security Ownership of Certain Beneficial Owners.

     The Company knows of no persons or groups being the beneficial owner of more than 5% of the Company's Common Shares other than Mr. West, Mr. Comu and Mr. Potter.

b. Security Ownership of Management.

     The following table sets forth information with respect to the share ownership of Common Stock, par value $0.01, of the Company by its officers and directors, both individually and as a group, who are the beneficial owner of more than 5% of the Company's Common Shares.

-----------------------------------------------------------------------
(1)                 (2)                       (3)                  (4)
Title of Class     Name                  Amount and          Percent of
                 Address of              Nature of             Class3
                 Beneficial              Beneficial
                   Owner1                Ownership2
-----------------------------------------------------------------------
Common       Perry Douglas West          2,300,000             10.70
             1270 Orange Avenue
             Suite A
             Winter Park, FL 32789

Common       C. J. Comu                  1,017,192              4.73
             15400 Knoll Trail
             Suite 106
             Dallas, TX 75248

Common       John Potter                   691,503              3.22
             15400 Knoll Trail
             Suite 106
             Dallas, TX  75248

All Directors and Officers               4,008,695             18.65
as a group

NOTES
   1. Each person has sole voting and investment power with respect to the as shares indicated as owned beneficially by each person.
   2. Except as other wise noted, all shares listed are owned both of record and beneficially.
   3. Based upon 21,497,902  shares of Common Stock  outstanding as of May 31,
      1998.

C. Changes in Control.

     Control of the registrant prior to the purchase of Airtech International Corporation, Inc. was in the hands of Perry Douglas West who previously owned approximately 46% of the outstanding common stock. Under terms of the Stock Purchase Agreement with Airtech Mr. West surrendered 3,400,000 reducing his ownership to 2,300,000 shares of the issued and outstanding stock of the registrant. As a result of this transaction the directors and officers of the Registrant as a whole own 18.65% of the issued and outstanding common stock down from the 46% in the prior fiscal year. Following the conversion by the Registrant of the convertible debentures and preferred stock this precentage of ownership will be reduced.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------
NONE

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------
                               EXHIBIT INDEX

(a.)     Exhibit                                                           Page

3.0      Charter and By-Laws                                                (1)

4.0      Instruments Defining Rights of Securities Holders

4.1      Form S-4 Registration Statement filed 8-22-97 defining
              rights of securities to be acquired by Airtech
              International Corporation shareholders                        (2)

10.0     Material Contracts

10.1     ITC lease with The Network Group, Inc. for Melbourne, Florida      (3)
              office and engineering space, dated October 25, 1997

10.5     Stock Purchase Agreement dated May 5, 1997 with
              Airtech International Corporation                             (4)

99.0     Additional Exhibits

99.1     Proforma Balance Sheet and Statement of
              Operations for Registrant and Airtech
               International Corporation dated 2-28-97                      (4)



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

     Form 8-K dated December 8, 1997 setting out 421,000 shares of Common Stock in exchange for $210,500.00 paid in cash to the Company, use of proceeds included the preparation and development phases of "Assault on the Liberty" a docudrama in progress.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Interactive Technologies Corporation, Inc.



                              by: /s/ C. J. Comu
                              -----------------------------------
                              C. J. Comu, Chief Executive Officer



DATED: August 28, 1998