Form 10KSB/A
period 1998-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-09-15
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A
                                 AMENDMENT NO.1

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

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The Registrant's operating revenues for its most recent fiscal year were:
$0.00 for the parent and $1,125,444 consolidated with AIC.

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31, 1998, was approximately $10,238,041. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

         As of May 31, 1998, 25,370,171 shares of Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page 15.

                                TABLE OF CONTENTS

PART I:
                                                                     Page
         Item 1.  Description of Business                             2
         Item 2.  Description of Properties                           9
         Item 3.  Legal Proceedings                                   9
         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                 9

PART II:

         Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters                           9
         Item 6.  Management's Discussion and Analysis                10
         Item 7   Financial Statements                                13
         Item 8   Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure           31

PART III:

         Item 9.  Directors, Executive Officers, Promoters and Control
                        Persons; Compliance With Section 16(a) of the
                        Exchange Act                                  31
         Item 10. Executive Compensation                              32
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management                         32
         Item 12. Certain Relationships and Related Transactions      33

PART IV:

         Item 13. Exhibits, and Reports on Form 8-K                   34


SIGNATURES                                                            35

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

Product Assembly and Start up Cost

     The Company currently maintains a warehouse facility in Dallas Texas having approximately 10,000 square feet. In this facility the Series S-12 and S-14 are currently being assembled at an average rate of 100 units per month. This space is adequate for increased production of these units to 800 to 1,000 units per month. The anticipated unit volume of the Series 999, the automobile unit and Series 950, the Medicare unit during fiscal 1999 has caused management to select out-sourcing of these units for production.

     The Company is currently  seeking to finalize an agreement  with Sure Micro
(SM), a Dallas Texas based manufacturing facility that would assemble these products. SM is both an ISO 9000 and ISO 9001 designated facility having approximately 55,000 square feet of space for its sub assembly work. Under the proposed agreement SM would assembly, warehouse and ship the ITC Series 999 and Series 950 units. Management feels using SM would greatly reduce its initial startup production cost and the resulting operating cost while providing strong controls on product quality and inventories. The Company plans to shift assembly of its other units to SM during fiscal 1999.

     The Company will incur design start up cost during fiscal 1999 on its Series 999, Series 950 and redesign of Series S-14. These products cases will in ABA plastic requiring injection molding. The engineering and mold tooling cost for these products should be in the range of $ 400,000 for the Series 999, $500,000 for the Series 950 and $500,000 for the Series S-14. Once the engineering and mold tooling has been completed the Company plans to out-source the actual injection molding required for these units. Management is currently in contract process with International Purity Corporation (IP) to do its injection molding in their 110,000 square foot facility in Saginaw Texas. IP has a staff of 70 full time employees and does injection molding and assembly for a large number of water purification products.

     The Company's management feels that the out-sourcing indicated above will reduce the start up production cost by eliminating the necessity for an additional large facility for production and warehousing, the hiring and training of a large employee base and the related insurance and payroll cost. This will also reduce the start up time required to begin production thus allowing the Company to have available products for sale to meet the anticipated volume requirements.

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

Number of Persons Employed

As of August 1, 1998 ITC and its subsidaries had 27 full-time employees

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


Item 3.  Legal Proceedings
--------------------------

     The Company is in litigation with LLB Realty, L.L.C. which has filed a claim alleging claims under an office lease agreement in Superior Court of New Jersey, Mercer County. The Company has asseted claims against L.L.B. Realty, L.L.C. for failure to perform under the conditions of the agreement. Settlement negotiations have been ongoing and the Company expects this matter to be settled in a manner not unfavorable to the Company. (See notes to audited financial statements).

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     NONE

                                     PART II


Item 5.  Market for Registrants's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

a. Market Information

     Interactive Technologies, Inc. common shares were traded on the National Association of Securities Dealers Automated Quotation Systems (NASDAQ) SmallCapMarket under the symbol "ITNL" until October 23, 1997. Following a rule change by NASDAQ for qualifying for a SmallCapMarket listing it was determined that the Company was no longer eligible for a listing. Since October 23, 1997 the Company's shares have been traded in the "over-the-counter" or "Bulletin Board" market. High and low quotes for the quarters of fiscal year 1997 and 1998 were:

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


Item 6   Management's Discussion and Analysis
---------------------------------------------

Results of Operations

     ITC's consolidated operations for the fiscal year ended May 31, 1998, based on pro forma information in Note 1 to the audited financial statements, consisted of primarily of revenues from AIC and its subsidiaries. Net consolidated revenues for this period were $1,125,444. ITC has developed and operates a computer system and communications system to support its Rebate TV(TM) program on a national basis and during this period produced no revenues. ITC suspended operations of its Rebate TV (TM) program during this fiscal year. The consolidated General and Administrative Expenses of $2,773,522 of which $1,345,166 was attributable to ITC and $1,428,356 to AIC. This resulted in a net loss from operations of $2,227,870. During this period ITC realized a gain of $113,333 from the sale of shares of AIC acquired and sold. ITC's majority owned subsidiary AIC completed the development of its air purification product line and started manufacturing of several of the models.

     Development of AIC's basic line of products being substantially complete has begun marketing its products directly and through its new franchise program. During this period 10 franchises were sold and 4 international license agreements were entered into. In August of 1998 AIC entered into contracts with the State of Georgia and the Georgia Dome to supply air filtration equipment totaling approximately $1.5 million with delivery scheduled before December 31, 1998.

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

     By the Company out-sourcing its production and assembly processes, management feels that these projected revenues can be accomplished without an appreciable increase in general and administrative expenses. The consolidation of the Company's offices with completion of the sale of the Rebate TV and Licenses will reduce the operating loss by approximately $1.4 million while providing income from these sales.

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

     On July 31, 1998 the Board of Directors ended the sale of Series M Preferred Stock electing to withdraw the offering for additional sales.
Following the fiscal year end May 31, 1998 no additionals shares of Series M Preferred Stock were sold by the Company.

     On July 31, 1998 the Board of Directors  of ITC  exercised  its  conversion right with respect to the Series A convertible preferred stock and the convertible debentures. As of July 31, 1998 ITC had issued 10,982,730 shares of its Series A convertible preferred stock and $8,595,180 in convertible debentures for the purchase of 16,010,335 shares of Airtech common stock representing 95.502% of the total common stock outstanding of Airtech. Pursuant to this conversion ITC will issue approximately 10,982,730 shares of its unissued common stock for the Series A preferred stock, 12,227,883 shares of its unissued common stock to retire the convertible debentures and an additional 204,467 shares of its unissued common stock for the payment of interest due on the debentures as of July 31, 1998.

     The completion of this conversion will increase common shares issued and outstanding by 23,415,080. On August 28, 1998 Mr. Perry Douglas West former CEO and Chairman of the Board returned to ITC for cancellation 3,400,000 shares of common stock held by him as required by the stock purchase agreement dated August 1, 1997 with Airtech. Following the conversion of the Series A preferred stock and the debentures and the cancellation of Mr. West common stock the Company will have approximately 45,436,376 shares of common stock issued and outstanding.

     On July 31, 1998, the Board of Directors authorized a five for one reverse stock split of the Company's common stock. This matter will be submitted to the stockholders of the Company for approval. On September 4, 1998 the Company filed
Schedule 14A Information with the SEC setting a special stockholders' meeting for October 5, 1998 to vote on this matter for common stockholders of record as of August 24, 1998. If the five for one reverse stock split is approved by the stockholders at this special stockholders meeting the number of shares outstanding would be decreased from the 45,436,376 shares after the conversion above to 9,087,275 shares of common stock outstanding. The Board of Directors also authorized the increase in the par value of the common stock from $0.01 to $0.05 as a result of the five for one reverse split if approved by the stockholders of the Company.

     This action was taken because the Board of Directors is of the opinion that the Reverse Stock Split is advisable in the best interest of the Company and its shareholders. The Board of Directors of the Company believes that the relatively low market price of the common stock may impair the acceptability of the common stock to members of the investing public. Although the number of shares outstanding should not affect either the marketability of the common stock, the type of investor who acquires it, or a Company's reputation in the financial community, certain brokerage firms, as a matter of policy will not extend margin credit on stocks trading at low prices. Further, many brokerage firms are reluctant to recommend lower-priced stocks to their clients or to hold them in their own portfolios, and a variety of brokerage firms policies and practices discourage individual brokers within those firms from dealing in low-priced stock because of the time-consuming procedures that make the handling of low-priced stock economically unattractive.

     In addition, the Board of directors believes that the decrease in the number of shares of common stock outstanding as a consequence of the proposed Reverse Stock Split and the resulting anticipated increased price level will encourage greater interest in the common stock by the financial community and the investing public.

     There can be no assurance, however, that the foregoing hoped-for effects will occur following the Reverse Stock Split, that the market price of the new common stock immediately after implementation of this proposed Reverse Stock Split will be maintained for any period of time, that such market price will approximate five times the market price before the proposed Reverse Stock Split, or that such market price will exceed or remain in excess of the current market price.

     The expansion of revenues of the Company during fiscal 1999 herein above will require additional working capital. If the proposed Reverse Stock Split is approved the book value would increase from approximately $0.59 after the conversion of the Series A preferred and debentures to approximately $2.95. The Board of Directors is of the opinion that this increase in the per share book value of the stock will have a positive effect on the Company's ability to obtain the required additional working capital either from borrowing or from the equity capital markets. Following approval of the proposed Reverse Stock Split the Company anticipates a private placement of common stock to raise approximately $5 million in working capital that is necessary for the growth in revenues during fiscal 1999.

     There can be no assurance that this proposed private placement of common stock will be completed or that the funds will otherwise be available to fund the operations and growth of the Company.

Item 7.  Financial Statement.
-----------------------------

                             TURNER, STONE & COMPANY
                          Certified Public Accountants
                      12700 Park Central Drive, Suite 1610
                                Dallas, TX 75251
                                 (972) 239-1660

                          Independent Auditor's Report



Board of Directors
Interactive Technologies Corporation, Inc.
Melbourne, Florida


We have audited the accompanying consolidated balance sheets of Interactive Technologies Corporation, Inc. and subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Technologies Corporation, Inc. and subsidiary at May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ TURNER, STONE & COMPANY
---------------------------
Certified Public Accountants
September 9, 1998

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                     Assets

                                                         1998           1997
Current assets:

    Cash                                              $ 145,844      $   13,605
    Accounts and note receivable, trade,
      net of $0 and $25,000, respectively
      of allowance for uncollectible amounts            172,137         150,656
    Inventories                                         284,332               -
    Prepaid expenses and other assets                   133,881          14,790
                                                     ----------     ------------

           Total current assets                         736,194         179,051
                                                     ----------     ------------

Property and equipment, at cost, net of
  $217,733 and $28,855, respectively of
  accumulated depreciation                              205,874          86,285
                                                     ----------     ------------

Other assets:

    Organizational costs, net of $3,134
      and $2,334, respectively of
      accumulated amortization                              866           1,666
    License rights, net of $438,750 and
      $303,750, respectively of
      accumulated amortization                          236,250         371,250
    Proprietary software and trademark,
      net of $1,643,531 and $870,525,
      respectively of accumulated amortization        3,767,512       4,540,518
    Intellectual properties, net of $0 of
      accumulated amortization                       22,297,684               -
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                         899,833               -
    Other                                               534,234               -
                                                     ----------      -----------

                                                     27,736,379       4,913,434
                                                     ----------      -----------
                                                    $28,678,447      $5,178,770
                                                     ==========      ===========






    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                      Liabilities and Stockholders' Equity

                                                       1998             1997
Current liabilities:
    Accounts payable, trade                        $  322,955      $   172,656
    Accrued expenses                                  246,694           68,678
    Notes payable                                     340,540          224,685
    Current portion of license rights
      payable                                         210,077          210,077
                                                   ----------      -------------

      Total current liabilities                     1,120,266          676,096
                                                   ----------      -------------

Long-term liabilities:
    License rights payable                            329,923          329,923
    Capital lease obligation                                -          218,750
    Convertible debentures payable                  9,000,000                -
    Deferred revenue                                  400,000                -
                                                   ----------      -------------

                                                    9,729,923          548,673
                                                   ----------      -------------

Commitments and contingencies:                              -                -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,029,500 and
      0, respectively, shares
      issued and outstanding                            1,030                -
    Preferred stock Series A, $1.00
      par value, 15,000,000 shares
      authorized, 11,868,016
      and 0, respectively, shares
      issued and outstanding                       11,858,016                -
    Common stock, $.01 par value
      50,000,000 shares authorized,
      25,370,171 and 13,479,613,
      respectively, shares issued
      and outstanding                                 253,701          134,796
    Paid in capital in excess of par               14,271,935       10,836,034
    Accumulated deficit                           ( 8,556,424)     ( 7,016,829)
                                                  ------------    --------------

                                                   17,828,258        3,954,001
                                                  ------------    --------------
                                                  $28,678,447      $ 5,178,770
                                                  ============    ==============



    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        YEARS ENDED MAY 31, 1998 AND 1997



                                                       1998            1997



Revenue                                            $       -       $    197,781
                                                   -----------    --------------

Operating expenses:

   Depreciation                                         19,835           49,669
   Amortization                                        908,806          932,973
   Production costs                                    241,280          286,646
   General and administrative                          261,491        1,652,853
   Interest expense                                     73,435          177,213
                                                   -----------    --------------

                                                     1,504,847        3,099,354
                                                   -----------    --------------
Loss from operations                               ( 1,504,847)   (   2,901,573)

Gain from sale of license rights                             -          543,501

Loss from sale of equipment                        (    34,748)   (     297,095)
                                                   ------------   --------------

Loss before income taxes                           ( 1,539,595)   (   2,655,167)

Provision for income taxes                                   -                -
                                                   ------------   --------------

Net loss                                          $( 1,539,595)  $(   2,655,167)
                                                  =============  ===============



Net loss per share:

   Basic                                          $(      .11)   $(      .22)
   Diluted                                        $(      .11)   $(      .22)









    The accompanying notes are an integral part of the financial statements.



                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.

                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 1998 AND 1997

                                                     Preferred Stock     Preferred Stock
                                 Common Stock           (Series M)         (Series A)         Add'l Paid   Accumulated
                             Shares      Amount   Shares      Amount  Shares       Amount     In Capital     Deficit       Total
                           ---------------------  ------------------  ---------------------  -----------  -----------   -----------
Balance at May 31, 1996    11,742,044  $ 117,420        -   $     -          -    $      -  $ 8,392,240   $(4,361,662)   $ 4,147,998

Issuance of common stock
  for cash                    289,549      2,895        -         -          -           -      749,978            -         752,873

Issuance of common stock
 in exchange for services     248,021      2,481        -         -          -           -      543,039            -         545,520

Issuance of common stock
 upon conversion of debt    1,199,999     12,000        -         -          -           -    1,150,777            -       1,162,777

Net loss                            -          -        -         -          -           -            -   ( 2,655,167)   (2,655,167)
                           ----------   --------  -------- --------   --------- -----------  ----------   ------------   ----------

Balance at May 31, 1997    13,479,613    134,796         -        -          -           -   10,836,034   ( 7,016,829)     3,954,001

Issuance of common stock
 for cash                     421,000      4,210         -        -          -           -      206,290             -        210,500

Issuance of common stock in
    exchange for services     294,558      2,945         -        -          -           -      166,530             -        169,475

Issuance of common stock in
    settlement of capital
    lease                     675,000      6,750         -        -          -           -      212,000             -        218,750

Issuance of preferred stock
    for cash                        -          - 1,029,750    1,030          -           -      840,337             -        841,367

Issuance of common and
    preferred stock in
    acquisition of AIC     10,500,000    105,000         -        - 11,856,016  11,858,016    2,010,744             -     13,973,760

Net loss                            -          -         -        -          -                        -  (  1,539,595)   (1,539,595)
                           ----------   -------- --------- -------- ----------  ----------   ----------- -------------- -----------

                           25,370,171  $ 253,701 1,029,750 $  1,030 11,858,016  $11,858,016  $14,271,935 $(  8,556,424)  $17,828,258
                           ==========  ========= ========= ======== ==========  ===========  =========== =============== ===========

    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1998 AND 1997


                                                     1998             1997
                                                     ----             ----
Cash flows from operating activities:

    Cash received from customers                  $  136,006      $   53,917
    Cash paid to employees                       (    99,676)    (   363,452)
    Cash paid to suppliers                       (   536,918)    ( 1,173,869)
    Interest paid                                          -     (    52,869)
    Taxes paid                                             -               -
                                                 ------------    ------------

    Net cash used in operating activities        (   500,588)    ( 1,536,273)
                                                 ------------    ------------

Cash flows from investing activities:

    Advances to AIC prior to acquisition         (   493,000)              -
    Cash purchased with AIC acquisition               24,294               -
    Purchase of property and equipment           (     4,834)    (       976)
    Proceeds from sale of assets                       2,000               -
                                                 ------------    ------------

    Net cash used in investing activities        (   471,540)    (       976)
                                                 ------------    ------------

Cash flows from financing activities:

    Issuance of convertible debentures                     -         419,200
    Proceeds from issuance of preferred
      stock, net of offering costs                   841,367               -
    Proceeds from notes payable                       52,500         452,947
    Repayments of notes payable                            -     (   228,262)
    Contract of sale deposits received                     -          98,099
    Repayment of capital lease obligation                  -     (     7,117)
    Proceeds from issuance of common stock           210,500         752,873
                                                 ------------    ------------

    Net cash provided by financing activities      1,104,367       1,487,740
                                                 ------------    ------------

Net increase (decrease) in cash                      132,239     (    49,509)

Cash at beginning of period                           13,605          63,114
                                                 ------------    ------------

Cash at end of period                           $    145,844     $    13,605
                                                ============     ============



    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1998 AND 1997




                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                                        1998            1997
                                                        ----            ----


Net loss                                           $( 1,539,595)   $( 2,655,167)
                                                   -------------   -------------

Adjustments to reconcile
    net loss to net cash
    used in operating activities:

    Amortization                                        908,806         932,973
    Depreciation                                         19,835          49,669
    Provision for uncollectible accounts                      -          25,000
    Common stock issued for services                    169,475         545,520
    Loss on disposition of assets                        34,748               -
    Gain on sale of license rights                            -      (  543,501)
    Loss on abandonment of capital lease
      equipment                                               -         297,095
    (Increase) decrease in accounts receivable          136,006      (  143,864)
    (Increase) decrease in prepaid expenses          (    5,240)         34,363
    Increase (decrease) accounts payable             (  160,074)     (  140,146)
    Increase (decrease) in accrued expenses          (   64,551)         61,785
                                                   -------------    ------------

    Total adjustments                                 1,039,007       1,118,894
                                                   -------------    ------------

    Net cash used in operating activities          $ (  500,588)    $(1,536,273)
                                                   =============    ============







    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        YEARS ENDED MAY 31, 1998 AND 1997




                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


Issuance of common stock, preferred
    stock and debentures for assets,
    net of various liabilities in purchase
    acquisition of AIC                            $  22,973,760    $          -

Common stock issued in settlement of
    capital lease obligation                      $     218,750    $          -

Reduction of proprietory software costs
    in exchange for accounts payable
    reduction                                     $           -    $      50,000

Common stock issued in exchange for
    services                                      $      169,475   $     545,520

Abandonment of equipment, net of
    accumulated depreciation and
    related capital lease obligation              $           -    $     297,095

Sale of license rights, net of accumulated
    amortization and related license rights
    obligation                                    $           -    $     543,501














    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Technologies Corporation, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991. The Company owns proprietary software and a trademark known as Rebate TV, which is a marketing and sales medium for a wide variety of products and services. Advertisers on Rebate TV will offer substantial rebates to the network's viewers through a unique interactive program. Touch-tone phones will initially interact the network to secured earned rebates, and later the network will be accessed via wireless digital communications networks currently under development. The Rebate TV operations commenced in April 1996 serving customers in the eastern United States but was temporarily discontinued subject to the sale of the show to a national media market buyer.

The Company also owns license rights obtained from the Federal Communications Commission to operate an interactive and data service system in the Charleston - North Charleston, South Carolina. Another system in the Melbourne - Titusville, Florida metropolitan area was sold during the year ended May 31, 1997(Note 3). Management expects exploitation of these license rights to commence in 1999.

Acquisition of Airtech International Corporation (AIC)

On May 31, 1998, the Company acquired all of the outstanding common stock shares of AIC, which through its subsidiaries manufacture and sell various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share (Note 7) and the issuance of $9,000,000 of convertible debentures (Note 5).

The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values with $22,297,684 of the purchase price allocated to intellectual properties based on an independent asset appraisal.

The following pro forma information presents a summary of consolidated results of operations and earnings per share of the Company and AIC as if the acquisition had occurred June 1, 1996, the beginning of the earliest period presented in the accompanying consolidated financial statements.

                                                      1998              1997
                                                      ----              ----

         Revenues                             $    1,126,499      $   2,073,045
         Net loss                             $(   2,410,266)     $(  2,814,433)
         Net loss per common share            $(         .10)     $(        .12)

         Shares used in computation               24,693,154         22,562,320

These pro forma results have been presented for comparative purposes and include certain adjustments, such as additional amortization and depreciation expense. They are not indicative of the actual results that would have occurred had the acquisition been consummated on June 1, 1996 or of the future operations of the consolidated companies under the management of the Company.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Consolidated principles

On April 9, 1996, the Company formed a wholly owned subsidiary, Satellite Network Television (SNT), by issuing 1,000,000 common stock shares to ITC. Through October 1996, when the Company and SNT encountered problems with its leased equipment and New Jersey facilities (Notes 3 and 4), SNT operated a television studio, a post production facility and satellite link producing commercials, infomericals, business videos, commercial programming, and remote broadcasts for both the Company's Rebate TV operations and for outside customers. These operations have ceased and management does not anticipate them to resume.

The accompanying consolidated financial statements include the general accounts of the Company, SNT and AIC and its subsidiaries each of which have fiscal year ends of May 31. All material intercompany accounts and balances have been eliminated in the consolidation.


Impairment of long-lived assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Amortization

Organizational costs are being amortized using the straight line method over five years. For the years ended May 31, 1998 and 1997, amortization expense totaled $800 and $800, respectively.

License rights are being amortized over the initial five year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. For the years ended May 31, 1998 and 1997, amortization expense totaled $135,000 and $159,167, respectively.

Inventories

Inventories are carried at the lower of cost or net realizable value (market) and include component parts used in the assembly of the Company's line of air purification units and filters and finished goods comprised of completed products. The costs of inventories are based upon specific identification of direct costs and allocable costs of direct labor, packaging and other indirect costs.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


At May 31, 1998, inventories consisted of the following:

         Component parts                             $    262,230
         Finished goods                                    22,102
                                                       ----------

                                                     $    284,332

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided by straight line and accelerated methods for financial and tax reporting purposes, respectively, over estimated useful lives of five years.

Capitalized software expenditures

Software and trademark costs are amortized, pursuant to Statement of Financial Accounting Standards No. 86, at an annual amount equal to the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. For each of the years ended May 31, 1998 and 1997, amortization expense totaled $773,006.

Intellectual properties

In its acquisition of AIC the Company purchased certain intellectual properties. Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production.

Revenue recognition

Revenues from the Company's RebateTV operations are recognized at the time production and related services are provided.

Advertising

The Company's advertising costs, which consist of radio airtime for the Rebate TV operations, are charged to expense when incurred. For the years ended May 31, 1998 and 1997, advertising costs totaled $0 and $33,146, respectively.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Cash flow

For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Earnings per share

Basic and diluted earnings per share amounts are based upon 14,193,154 and 12,062,320, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.

2.        PREFERRED STOCK

Convertible preferred stock - Series A

In connection with the Company's acquisition of AIC (Note 1), the Company established this equity class and authorized 15,000,000 shares. The shares have a par value of $1.00, do not pay dividends and are convertible at the Company's option at any time within 24 months after issuance for one share of the Company's common stock.

Convertible preferred stock - Series M

During the year ended May 31, 1998, the Company established this equity class and authorized 5,000,000 shares. During the same period, 1,029,750 of these shares were issued for $1.00 cash, net of $188,383 of offering costs. The shares have a par value of $.001, do not pay dividends and are convertible at the Company's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $2.00 per share exercisable within two years after issuance.

3.        NOTES RECEIVABLE

Notes receivable relate to AIC sales of area franchises (Note 1), bear interest at 6% to 8%, are payable in terms ranging from 12 to 36 months and secured by the area franchises. Credit is extended on evaluation of the payee's financial condition and general credit information.

At May 31, 1998, notes receivable are comprised of the following:

         Domestic notes receivable                  $    300,000
         Foreign notes receivable                        666,500
                                                      ----------
                                                         966,500
         Less:  Current maturities                   (    66,667)
                                                      ----------

                                                    $    899,833
                                                    ============

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


4.       NOTES PAYABLE

The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured. At May 31, 1998, $277,183 of these notes payable were in default.

5.       CONVERTIBLE DEBENTURES

During the years ended May 31, 1997 and 1996, the Company issued $419,200 and $630,800, respectively, of 8% convertible debentures maturing through April 2001. The bonds are convertible into shares of the Company's common stock at conversion prices of $1.00 to $3.75 During the year ended May 31, 1997, the entire $1,050,000 of outstanding debentures were converted into 1,199,999 common stock shares. Also issued in connection with the conversion were 1,199,999 warrants entitling the holders to purchase one common stock share at exercise prices of $.75 to $1.00 per share. The warrants are exerciseable any time before May 31, 2002 (Note 11).

In connection with the Company's acquisition of AIC, the Company also issued $9,000,000 of convertible debentures secured by the shares of AIC acquired. The debentures bear interest at 10% payable annually on May 31 of each year, are due on May 31, 2000 and are convertible at the Company's option at any time within the two years into shares of the Company's common stock at a conversion price of $.70.

6.       COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expires in May 2000. The Company also leased facilities in Florida under a non-cancelable operating lease agreement which expired in April 1998. From May 1996 through August 1996, the Company leased facilities in New Jersey in connection with its SNT operations (Notes 1 and 3). For the years ended May 31, 1998 and 1997, rent expense under these leases totaled $6,776 and $62,803, respectively.

Minimum future rental payments required under the above operating lease is as follows.

                           Year Ending
                             May 31,                           Amount

                              1999                         $     47,748
                              2000                               47,748
                                                             ----------

                                                           $     95,496
                                                           ============

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

During the year ended May 31, 1997, the Company withdrew from this lease obligation, resulting in a lawsuit, (Notes 1 and 7) and wrote off the $1,100,000 capitalized cost of the equipment, $77,435 of additional related equipment, the related accumulated depreciation of $56,068 and all but $218,750 of the related capital lease obligation. On November 30, 1997, in settlement of the lawsuit, the Company issued 675,000 shares of its common stock at $.32 per share in complete satisfaction of this remaining capital lease obligation.

License fees payable

The Company has acquired licenses from the Federal Communications Commission to operate interactive video and data service systems in various metropolitan statistical areas (Note 1). The license rights are payable interest only, at 7.7 percent for two years with principal and interest payable monthly over the remaining three years of the licenses. Interest has been accrued from the dates the licenses were formally issued. An extension of time until December 1998 for making payments has been granted by the FCC.

Future principal payments under the remaining Titusville, FL license right obligation are as follows:

                           Year Ending
                             May 31,                         Amount

                               1999                      $    210,077
                               2000                           183,113
                               2001                           146,810
                                                         -------------

                                                         $    540,000
                                                         ============

Contract of sale deposit

In October 1994, the Company entered an agreement with a Nevada corporation to sell its Charleston, South Carolina license rights (Note 1), net of the related obligation assumed, for $500,000 cash. The Company also retained 10% of the gross profits derived from the operations under the license rights.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Through May 31, 1996, $401,901 was advanced to the Company pursuant to the terms of this agreement and was reflected as a liability until the sale was effective, pending approval by the FCC.

During the year ended May 31, 1997, FCC approval was granted and the sale was completed. The difference between the $500,000 sales price, the net carrying value of the license rights and the remaining license rights obligation assumed are reflected in the accompanying consolidated financial statements as a gain.

Employment agreement

The Company is currently obligated under employment agreements with two members of executive management for annual compensation totaling $500,000 and discretionary bonuses determined by the Company's board of directors. The agreements expire in May 2008.

The  Company's   current   compensation   benefits  do  not  provide  any  other
post-retirement or post-employment benefits.

Year 2000 computer compliance

The Company is currently using computer hardware and software that is not in compliance with the year 2000 dating issues. However, new software and hardware components have been ordered that will enable the Company to be in compliance prior to December 31, 1998. During the year ended May 31, 1998, the Company incurred approximately $15,000 of costs related to this effort. Management does not believe any additional significant cost will be incurred and the accompanying consolidated financial statements do not contain any reserve for this contingency.

7.       LITIGATION

Rental operating lease

The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey (Note 6). The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation (Note 6) for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. The accompanying consolidated financial statements do not contain any reserve for this contingency.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Capital lease obligation

The Company was defendant, and it had filed counter claims, in a lawsuit filed by the lessor of equipment subject to a capital lease obligation (Note 6). The Company withdrew from the lease because of the lessor's inability to correct defects in a major revenue producing component of the equipment and the inability to use the equipment.

The lessor sought to recover lease payments due under the lease totaling $1,043,021 and the Company sought to recover lost revenues caused by the deficient equipment. On August 21, 1997, the Company settled this lawsuit agreeing to issue 350,000 common stock shares (plus an additional 162,500 or 325,000 shares if the Company fails to file a Registration Statement with the S.E.C. by December 1, 1997 or January 2, 1998, respectively). The settlement loss was valued at the $.625 August 21st closing price of the common stock shares, or $218,750, and is recorded in the accompanying consolidated financial statements by reducing the carrying value of the capital lease obligation at May 31, 1997 to $218,750. On November 30, 1997, in settlement of the lawsuit, the Company issued 675,000 shares of its common stock at $.32 per share in complete satisfaction of this remaining capital lease obligation.

8.       INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 1998 and 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $8,500,000 and $7,000,000, respectively. These carryforwards expire through the year 2012, and are further subject to the provisions of Internal Revenue Code
Section 382.

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $2,909,184 deferred tax asset attributable to the net operating loss carryover, net of a $105,129 deferred tax liability related to amortization timing differences, in the amount of $2,804,055 which have been fully offset by a valuation allowances in the same amount, as follows:

                                           1998                 1997
                                           ----                 ----

 Beginning balance                 $    2,267,331       $    1,469,703
 Increase during period                   536,724              797,628
                                   --------------       ---------------

 Ending balance                    $    2,804,055       $    2,267,331
                                   ==============       ===============

A reconciliation of income tax expense at the statutory federal rate to income tax expense at the Company's effective tax rate for the years ended May 31, 1998 and 1997 is as follows:

                                           1998                  1997
                                           ----                  ----


  Tax benefit computed at
     statutory federal rate        $(    523,462)        $(    902,757)
  NOL carryover                          523,462               902,757
                                   --------------        --------------

         Income tax expense        $           -         $           -
                                   ==============        ==============

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


9.       FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts and notes receivable, trade and its notes, license rights and convertible debentures payable.

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

Notes payable and license rights payable

Management believes the carrying value of their notes payable and license rights payable represents the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.      SUBSEQUENT EVENT

On July 31, 1998, the Company exercised its conversion right with respect to the Series A convertible preferred stock (Note 2) and the convertible debentures (Note 5). The $9,000,000 of convertible debentures and $150,000 of accrued interest were converted into 13,071,429 common stock shares and the 11,858,016 Series A convertible preferred stock shares were converted into 11,858,016 common stock shares. After this conversion, the total outstanding common stock shares of the Company approximated 50,300,000.

On August 31, 1998, the Board of Directors authorized a five for one reverse stock split of the Company's common stock shares. This matter has been submitted to stockholders for vote and approval is anticipated by September 20, 1998.

11.      STOCK OPTIONS AND WARRANTS

During the years ended May 31, 1998 and 1997, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between January 1999 and May 2002 and are exercisable at prices from $.75 to $4.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 1,029,500 and 1,200,000 warrant identified below as granted during the year ended May 31, 1998 and 1997, respectively (Note
4), all other amounts relate to stock options the Company has issued.

                                Year Ended                    Year Ended
                               May 31, 1998                  May 31, 1997
                               ------------                  -------------
                                      Weighted Avg.                Weighted Avg.
                            Shares      Exercise        Shares       Exercise
                          (x 1,000)      Price        (x 1,000)        Price
                          ---------   -----------     ---------       --------
Options and warrants
    outstanding at
    beginning of year        1,369       $  1.08           169         $   2.79
Granted                      1,030       $  2.00         1,200         $    .83
Exercised                        -                           -
Expired                          -                           -
                             -----                       -----
Options and warrants
    outstanding and
    exercisable at end
    of year                  2,399       $  1.47         1,369         $   1.08
                             =====                       =====

Weighted average fair
    value of options and
    warrants granted during
    the year                             $   .60                       $    .13

The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 1998, all of which are exercisable.

                                            Weighted Average
           Range of           Number           Remaining        Weighted Average
        Exercise Prices     Outstanding     Contractual Life     Exercise Price

           $.75-1.00           1,200           4.0 years                 $  .83
              $2.00             1145           2.1 years                 $ 2.00
              $4.50               54           2.0 years                 $ 4.50

The following pro forma disclosures reflect the Company's net loss and net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6%; no expected dividends; expected lives of 3 to 6 years; and expected volatility of 153.4%.

                                             Year Ended          Year Ended
                                            May 31, 1998        May 31, 1997


           Net loss                     $(   1,552,736)       $(   2,811,167)

           Net loss per share           $(         .11)       $(         .23)

During the year ended May 31, 1998 and 1997, the Company also issued 294,558 and 248,021 common stock shares, respectively, in exchange for services. These services were recorded at their fair value of $169,475 and $545,520, respectively, and were charged to expense.

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

-----------------------------------------------------------------------
(1)                 (2)                       (3)                  (4)
Title of Class     Name                  Amount and          Percent of
                 Address of              Nature of             Class3
                 Beneficial              Beneficial
                   Owner1                Ownership2
-----------------------------------------------------------------------
Common       Perry Douglas West          5,700,000(4)          22.47
             1270 Orange Avenue
             Suite A
             Winter Park, FL 32789

Common       C. J. Comu                  1,017,192              4.01
             15400 Knoll Trail
             Suite 106
             Dallas, TX 75248

Common       John Potter                   691,503              2.73
             15400 Knoll Trail
             Suite 106
             Dallas, TX  75248

All Directors and Officers               7,408,695             29.21
as a group

NOTES
   1. Each person has sole voting and investment power with respect to the as shares indicated as owned beneficially by each person.
   2. Except as other wise noted, all shares listed are owned both of record and beneficially.
   3. Based upon 25,370,171  shares of Common Stock  outstanding as of May 31,
      1998.
   4. Subsequant to the fiscal year, on August 28, 1998 Mr. West returned to the Company 3,400,000 shares of his common stock to be cancelled as required in the stock purchase agreement dated August 1, 1997.

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



DATED: September 14, 1998