Form 10KSB/A
period 1998-05-31
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-10-01
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB/A
                                 AMENDMENT NO.2

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

PART I

Item 1. Description of Business.
- - --------------------------------
Background.

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


Item 2.  Description of Properties
- ----------------------------------

     The Company consolidated executive operations to 15400 Knoll Trail, Suite 106, Dallas, Texas and a warehouse facility located at , Dallas Texas. These facilities having a total of approximately 13,000 and a total rental cost for fiscal 1998 of $64,000. It is anticipated that additional facilities will be required during fiscal 1999 due to the expansion of the Company's business.


Item 3.  Legal Proceedings
- --------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     NONE

                                     PART II


Item 5.  Market for Registrants's Common Equity and Related Stockholder Matters.
- --------------------------------------------------------------------------------

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


Item 6   Management's Discussion and Analysis
- ---------------------------------------------

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

Item 7.  Financial Statement.
- -----------------------------

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



/s/ TURNER, STONE & COMPANY
- ---------------------------
Certified Public Accountants
September 9, 1998

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                     Assets

                                                         1998           1997
Current assets:

    Cash                                              $ 145,844      $   13,605
    Accounts and note receivable, trade,
      net of $0 and $25,000, respectively
      of allowance for uncollectible amounts            172,137         150,656
    Inventories                                         284,332               -
    Prepaid expenses and other assets                   133,881          14,790
                                                     ----------     ------------

           Total current assets                         736,194         179,051
                                                     ----------     ------------

Property and equipment, at cost, net of
  $217,733 and $28,855, respectively of
  accumulated depreciation                              205,874          86,285
                                                     ----------     ------------

Other assets:

    Organizational costs, net of $3,134
      and $2,334, respectively of
      accumulated amortization                              866           1,666
    Net assets of discontinued operations,
      Held for resale                                 3,463,762       4,371,768
    Intellectual properties, net of $0 of
      accumulated amortization                       22,297,684               -
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                         899,833               -
    Other                                               534,234               -
    Goodwill                                          6,487,072               -
                                                     ----------      -----------

                                                     33,683,451       4,373,434
                                                     ----------      -----------
                      Total Assets                  $34,625,519      $4,638,770
                                                     ==========      ===========






    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                      Liabilities and Stockholders' Equity

                                                       1998             1997
Current liabilities:
    Accounts payable, trade                        $  322,955      $   172,656
    Accrued expenses                                  246,694           68,678
    Notes payable                                     340,540          224,685
                                                     ----------    -------------

      Total current liabilities                       910,189          466,019
                                                   ----------      -------------

Long-term liabilities:
    Capital lease obligation                                -          218,750
    Convertible debentures payable                  9,000,000                -
    Deferred revenue                                  400,000                -
    Deferred income tax payable                     6,487,072                -
                                                   ----------      -------------

                                                   15,887,072          218,750
                                                   ----------      -------------

Commitments and contingencies:                              -                -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,029,500 and
      0, respectively, shares
      issued and outstanding                            1,030                -
    Preferred stock Series A, $1.00
      par value, 15,000,000 shares
      authorized, 11,868,016
      and 0, respectively, shares
      issued and outstanding                       11,858,016                -
    Common stock, $.01 par value
      50,000,000 shares authorized,
      25,370,171 and 13,479,613,
      respectively, shares issued
      and outstanding                                 253,701          134,796
    Paid in capital in excess of par               14,271,935       10,836,034
    Accumulated deficit                           ( 8,556,424)     ( 7,016,829)
                                                  ------------    --------------

                                                   17,828,258        3,954,001
                                                  ------------    --------------
                                                  $34,625,519      $ 4,638,770
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

The Company also owns license rights obtained from the Federal Communications Commission to operate an interactive and data service system in the Charleston - North Charleston, South Carolina. Another system in the Melbourne - Titusville, Florida metropolitan area was sold during the year ended May 31, 1997(Note 6).

During the year ended May 31, 1998, the Company discontinued the operations related to its Rebate TV and interactive video and data services business segments to enter the air filtration and purification products market with its acquisition of AIC.

Other than the net assets related to the Company's discontinued operations (Note
10) all other assets reflected on the accompanying consolidated balance sheet at May 31, 1998 relate to the Company's newly acquired AIC business segment.

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
                                   ==============       ===============

The Company has also recognized a deferred tax liability of $6,487,072 for the differences between the assigned values and the tax bases of assets recognized in its acquisition of AIC (Note 1).

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

10.      DISCONTINUED OPERATIONS

In February 1998, the Company formally discontinued its Rebate TV operations and adopted a plan to dispose of the only asset of this business segment, the proprietary software and trademark. The Company also adopted a plan to dispose of its FCC license rights, the only asset of its interactive video and data services business segment, which never operational. Management expects to sell these assets by May 31, 1999.

The accompanying consolidated statement of operations reflects the revenues and expenses of the Company's Rebate TV business segment, the only segment operated during the periods presented.

At May 31, 1998, net assets of these discontinued operating segments, stated at the lower of cost or net realizable value, were comprised of the following:

                                                        1998            1997

License rights, net of $438,760 and $303,750,
  respectively of accumulated amortization and
  net of license rights payable of $540,000       $(    303,750)    $(  168,750)
Proprietary software and trademark, net of
  $1,643,531 and $870,525, respectively,
  of accumulated amortization                         3,767,512       4,540,518
                                                  -------------     ------------
         Income tax expense                       $   3,463,762     $ 4,371,768


11.      SUBSEQUENT EVENT

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

12.      STOCK OPTIONS AND WARRANTS

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

                               May 31, 1998                  May 31, 1997
                               ------------                  -------------
                                      Weighted Avg.                Weighted Avg.
                            Shares      Exercise        Shares       Exercise
                          (x 1,000)      Price        (x 1,000)        Price
                          ---------   -----------     ---------       --------
Options and warrants
  outstanding at
  beginning of year          1,369       $  1.08           169         $   2.79
Granted                      1,030       $  2.00         1,200         $    .83
Exercised                        -                           -
Expired                          -                           -
Options and warrants
  outstanding and
  exercisable at year end    2,399       $  1.47         1,369         $   1.08
                             =====                       =====
Weighted average fair value
  of options and warrants
  granted during the year                $   .60                       $    .13

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

13.      GOING CONCERN ISSUES

The continued operating losses by the Company and its subsidiaries raise concern about the Company's ability to continue as a going concern. Management is currently negotiating several large contracts for its air filtration products, which will increase the Company's cash flow and its ability to generate profits. Its service subsidiary, McCleskey Sales and Service, Inc., has entered into several national service contracts which will contribute to the Company's profitability and the franchise operation, another subsidiary, Airsopure, Inc., is rapidly opening new franchise locations and taking orders for the sale of the Company's products. Airsopure recently obtained a state government contract to retrofit up to 1,000 Georgia State Capital offices with air purification equipment. In addition, the Company is continuing efforts to raise additional equity capital to provide liquidity until cash can be generated by operations.

Item 8. Changes In and Disagreements With Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

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


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
- ----------------------------------------------------------------------
         Compliance  With Section 16(a) of the Exchange Act.
         ---------------------------------------------------

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

Item 10.  Executive Compensation
- --------------------------------

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

Item 11. Security Ownership of Certain Beneficial  Owners and Management.
- -------------------------------------------------------------------------

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

- -----------------------------------------------------------------------
(1)                 (2)                       (3)                  (4)
Title of Class     Name                  Amount and          Percent of
                 Address of              Nature of             Class3
                 Beneficial              Beneficial
                   Owner1                Ownership2
- -----------------------------------------------------------------------
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

Item 12. Certain Relationships and Related Transactions.
- --------------------------------------------------------
NONE

Item 13. Exhibits and Reports on Form 8-K.
- ------------------------------------------
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