Form 10QSB
period 1998-08-30
INTERACTIVE TECHNOLOGIES CORP INC
filed 1998-10-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB



                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

   For the Quarter Ended                                       Commission File
   August 30, 1998                                              Number 0-19796


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

   The Registrant has 48,229,616 shares of common stock, par value $0.01 per share issued and outstanding as of August 30, 1998.

   Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.     Interactive Technologies Corp, Inc.                      1 - 15
                   Financial Statements
               Balance Sheet as of  August 31, 1998 and 1997
               Statement of Operations for the three
                    months ended August 31, 1998 and 1997
               Statement of Operations for the three
                    months ended August 31, 1998 and 1997
               Consolidated Statement of Stockholders' Equity
               Statement of Cash Flows for the three months
                    ended August 31, 1998 and  1997
               Notes to Financial Statements


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

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K


   SIGNATURE PAGE

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997

                                     Assets

                                                         1998           1997
Current assets:

    Cash                                              $  40,356      $   11,009
    Accounts and note receivable, trade,
      net of $10,080 and $25,000, respectively
      of allowance for uncollectible amounts            245,925          42,165
    Inventories                                         293,727               -
    Prepaid expenses and other assets                   118,884          15,406
                                                     ----------     ------------

           Total current assets                         698,892          68,580
                                                     ----------     ------------

Property and equipment, at cost, net of
  $219,758 and $34,270, respectively of
  accumulated depreciation                              192,849          80,871
                                                     ----------     ------------

Other assets:

    Organizational costs, net of $3,334
      and $2,534, respectively of
      accumulated amortization                            4,047           1,466
    Net assets of discontinued operations,
      Held for resale                                 3,463,762       4,684,766
    Intellectual properties, net of $4,063
      of accumulated amortization                    22,297,621               -
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                         899,833               -
    Other                                               531,772               -
    Goodwill                                          6,487,072               -
                                                     ----------      -----------

                                                     33,684,107       4,686,232
                                                     ----------      -----------
                      Total Assets                  $34,575,848      $4,835,683
                                                     ==========      ===========






    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997

                      Liabilities and Stockholders' Equity

                                                       1998             1997
Current liabilities:
    Accounts payable, trade                        $  392,475      $   127,812
    Accrued expenses                                  100,245           67,862
    Notes payable                                     109,795          274,685
    Advances from officers                             40,602                -
    Current portion of license rights
       payable                                        210,077          210,077
                                                     ----------    -------------

      Total current liabilities                       853,194          680,436
                                                   ----------      -------------

Long-term liabilities:
    License rights payable                            329,923          329,923
    Capital lease obligation                                -          218,750
    Deferred revenue                                  400,000                -
    Deferred income tax payable                     6,487,072                -
                                                   ----------      -------------

                                                    7,216,995          548,673
                                                   ----------      -------------

Commitments and contingencies:                              -                -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,143,000 and
      0, respectively, shares
      issued and outstanding                            1,143                -
    Common stock, $.01 par value
      50,000,000 shares authorized,
      48,229,616 and 13,479,613,
      respectively, shares issued
      and outstanding                                 482,259          134,796
    Paid in capital in excess of par               34,745,298       10,836,034
    Accumulated deficit                           ( 8,723,081)     ( 7,364,256)
                                                  ------------    --------------

                                                   26,505,659        3,606,574
                                                  ------------    --------------
                                                  $34,575,848      $ 4,835,683
                                                  ============    ==============



    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1997



                                                       1998            1997



Revenue                                            $   472,365     $      3,070

Cost of Goods Sold                                     261,876                -
                                                   -----------     ------------
     Gross income from operations                      210,489            3,070
                                                   -----------     ------------

Operating expenses:

   Depreciation                                         15,181            5,414
   Amortization                                          4,263          227,202
   Production costs                                          -              912
   General and administrative                          235,222          104,704
   Interest expense                                    122,479           12,264
                                                   -----------    --------------

                                                       377,145          350,496
                                                   -----------    --------------
Loss from operations                               (   166,654)   (     347,426)


Estimated income taxes                                       -                -
                                                   ------------   --------------

Net loss                                          $(   166,654)  $(     347,426)
                                                  =============  ===============





Net loss per share:

   Basic                                          $(      .01)   $(      .22)
   Diluted                                        $(      .01)   $(      .22)









    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

                                                     Preferred Stock     Preferred Stock
                                 Common Stock           (Series M)         (Series A)         Add'l Paid   Accumulated
                             Shares      Amount   Shares      Amount  Shares       Amount     In Capital     Deficit       Total
                           ---------------------  ------------------  ---------------------  -----------  -----------   -----------
Balance at May 31, 1997    13,479,613    134,796         -        -          -           -   10,836,034   ( 7,016,829)     3,954,001
Issuance of common stock
 for cash                     421,000      4,210         -        -          -           -      206,290             -        210,500
Issuance of common stock in
 exchange for services        294,558      2,945         -        -          -           -      166,530             -        169,475
Issuance of common stock in
 settlement of capital
 lease                        675,000      6,750         -        -          -           -      212,000             -        218,750
Issuance of preferred stock
 for cash                           -          - 1,029,750    1,030          -           -      840,337             -        841,367
Issuance of common and
 preferred stock in
 acquisition of AIC        10,500,000    105,000         -        - 11,856,016  11,858,016    2,010,744             -     13,973,760
Net loss                            -          -         -        -          -                        -  (  1,539,595)   (1,539,595)
                           ----------   -------- --------- -------- ----------  ----------   ----------- -------------- -----------
                           25,370,171  $ 253,701 1,029,750 $  1,030 11,858,016  $11,858,016  $14,271,935 $( 8,556,424)  $17,828,258
Issuance of common stock
 for cash                     530,000      5,300                                                 100,700                     106,000
Issue preferred stock
 for cash                                          112,500      113                              112,387                     112,500
Issue common stock in
 exchange for services        750,000      7,500                                                 107,500                     115,000
Issue common stock in
 settlement of debts           50,000        500                                                  15,950                      16,450
Issue common stock for
 conversion of convertible
 debentures plus interest  13,071,429    130,714                                               9,019,286                   9,150,000
Issue common stock for
 conversion of Series A    11,858,016    118,580                    11,858,016  (11,858,016)           -
Cancell common stock
 from Perry West`        (  3,400,000)  ( 34,000)                                                 34,000                           -
Adjustment for costs                                                                           ( 655,895)                (  655,895)
Net loss for period                                                                                          (166,654)   (  166,654)
                          -----------   --------  --------  ------- ----------  -----------    ----------    ---------  ------------
Balance at 8/31/98         48,229,616  $ 482,295 1,142,500 $  1,143         -             -   $34,745,298  (8,723,078)  $26,505,659
                           ==========  =========  ======== ======== ==========  ===========   ===========  ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997


                                                     1998             1997
                                                     ----             ----
Cash flows from operating activities:

    Cash received from customers                  $  398,577      $  111,561
    Cash paid to employees                       (   145,957)    (    43,056)
    Cash paid to suppliers                       (   301,066)    (   108,837)
    Taxes paid                                             -               -
                                                 ------------    ------------

    Net cash used in operating activities        (   170,925)    (    52,596)
                                                 ------------    ------------

Cash flows from investing activities:

    Advances to Subsidiaries                     (   132,395)              -
    Proceeds from issuance of preferred
      stock, net offering costs                      112,500               -
    Proceeds from notes payable                            -          50,000
    Repayments of notes payable                  (    20,668)              -
    Proceeds from issuance of common stock           106,000               -
                                                 ------------    ------------

    Net cash provided by financing activities         65,437          50,000
                                                 ------------    ------------


Net increase (decrease) in cash                  (   105,448)     (    2,596)

Cash at beginning of period                          145,844          13,605
                                                 ------------    ------------

Cash at end of period                           $     40,356     $    11,009
                                                ============     ============



    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997




                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                                        1998            1997
                                                        ----            ----


Net loss                                           $(   166,654)   $(   347,426)
                                                   -------------   -------------

Adjustments to reconcile
    net loss to net cash
    used in operating activities:

    Amortization                                          4,263         227,202
    Depreciation                                         15,181           5,414
    Common stock issued for services                     71,450               -
    Loss on disposition of assets                        34,748               -
    (Increase) decrease in accounts receivable       (   73,788)        108,491
    (Increase) decrease in prepaid expenses              15,000     (       616)
    Increase (decrease) accounts payable                 69,520     (    44,845)
    Increase (decrease) in accrued expenses          (  105,897)              -
                                                   -------------    ------------

    Total adjustments                                (    4,271)        294,830
                                                   -------------    ------------

    Net cash used in operating activities          $ (  170,925)    $(   52,596)
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

     On July, the Board of Directors of the Company exercise its option and converted the convertible debentures and Series A preferred stock by issuing 24,929,445 shares of its unissued common stock.

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

     The accompanying consolidated financial statements include the general accounts of the Company, SNT and AIC and its subsidiaries for the three months ended August 31, 1998. All material intercompany accounts and balances have been eliminated in the consolidation.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

     License rights are being amortized over the initial five year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. At fiscal year ended May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale. For the three months ended August 31, 1998 no additional amortization was booked.

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

Capitalized software expenditures

     Software and trademark costs are amortized, pursuant to Statement of Financial Accounting Standards No. 86, at an annual amount equal to the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. At May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale. No amortization was booked for the three months ended August 31, 1998.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

Earnings per share

     Basic and diluted earnings per share amounts are based upon 48,229,616 and 13,479,613, respectively, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants as the effect would be antidilutive.

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

Convertible preferred stock - Series M

     During the year ended May 31, 1998, the Company established this equity class and authorized 5,000,000 shares. During the period ended August 31, 1998, 112,500 of these shares were issued for $1.00 cash, or $112,500 net of costs. The shares have a par value of $.001, do not pay dividends and are convertible at the Company's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $2.00 per share exercisable within two years after issuance. This offering was ended as of July 31, 1998.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


3.        NOTES RECEIVABLE

     Notes receivable relate to AIC sales of area franchises (Note 1), bear interest at 6% to 8%, are payable in terms ranging from 12 to 36 months and secured by the area franchises. Credit is extended on evaluation of the payee's financial condition and general credit information.

At August 31, 1998, notes receivable are comprised of the following:

         Domestic notes receivable                  $    300,000
         Foreign notes receivable                        666,500
                                                         966,500
         Less:  Current maturities                   (    66,667)

                                                    $    899,833

4.       NOTES PAYABLE

     The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured.

5.       CONVERTIBLE DEBENTURES

     In connection with the Company's acquisition of AIC, the Company also issued $9,000,000 of convertible debentures secured by the shares of AIC acquired. The debentures bear interest at 10% payable annually on May 31 of each year, are due on May 31, 2000 and are convertible at the Company's option at any time within the two years into shares of the Company's common stock at a conversion price of $.70. These convertible debentures were converted into common stock as of July 31, 1998.

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

     Minimum future rental payments required under the above operating lease is as follows.

                   Year Ending
                     May 31,                    Amount

                       1999                  $     47,748
                       2000                        47,748

                                             $     95,496

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES


Employment agreement

     The Company is currently obligated under employment agreements with two members of executive management for annual compensation totaling $500,000 and discretionary bonuses determined by the Company's board of directors. This agreement was amended effective June 1, 1998 reducing the annual compensation to $240,000 for years beginning after this amendment.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES


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

     Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $2,909,184 deferred tax asset attributable to the net operating loss carryover, net of a $105,129 deferred tax liability related to amortization timing differences, in the amount of $2,804,055 which have been fully offset by a valuation allowances in the same amount, as follows:


                                        1998                  1997

      Beginning balance              $  2,267,331       $    1,469,703
      Increase during period              536,724              797,628

        Ending balance               $  2,804,055       $    2,267,331


     The Company has also recognized a deferred tax liability of $6,487,072 for the differences between the assigned values and the tax bases of assets recognized in the acquisition of AIC (Note 1).

     A reconciliation of income tax expense at the statutory federal rate to income tax expense at the Company's effective tax rate for the years ended May 31, 1998 and 1997 is as follows:

                                                1998               1997


 Tax benefit computed at statutory
     federal rate                       $(     523,462)      $(     902,757)
 NOL carryover                                 523,462               902,757

    Income tax expense                  $            -       $            -

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

10       DISCONTINUED OPERATIONS

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

     At May 31, 1998, net assets of these discontinued operating segments, stated at the lower of cost or net realizable value, were comprised of the following:

                                                           1998          1997

    License rights, net of $438,760 and $303,750,
      respectively of accumulated amortization and
      net of license rights payable of $540,000      $(  303,750)   $(  168,750)
    Proprietary software and trademark, net of
      $1,643,531 and $870,525, respectively,
      of accumulated amortization                       3,767,512     4,540,518

    Income tax expense                               $  3,463,762   $ 4,371,768

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


11.      SUBSEQUENT EVENT


     On August 31, 1998, the Board of Directors authorized a five for one reverse stock split of the Company's common stock shares. This matter has been submitted to stockholders for vote and approval is anticipated by October 5, 1998. This actions was approved at the stockholders meeting as was the name change to Airtech Group, Inc., and the NASDAQ trading symbol was changed to AIRG following this approval by the stockholders.

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