Form 10QSB/A
period 1998-08-30
AIRTECH INTERNATIONAL GROUP INC
filed 1998-12-02
CIK 883041

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

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                      Page No.


   Item 1.     Interactive Technologies Corp, Inc.                      1 - 15
                   Financial Statements
               Balance Sheet as of  August 31, 1998 and 1997
               Statement of Operations for the three
                    months ended August 31, 1998 and 1997
               Consolidated Statement of Stockholders' Equity
               Statement of Cash Flows for the three months
                    ended August 31, 1998 and  1997
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                          16


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                         None

   Item 2.   Changes in Securities                                     None

   Item 3.   Defaults upon Senior Securities                           None

   Item 4.   Submission of Matters to a Vote of Security Holders       None

   Item 5.   Other Information                                         None

   Item 6.   Exhibits and Reports on Form 8-K                          None


   SIGNATURE PAGE                                                          17

Part 1-Financial Information
       Item 1   Financial Statements
       -----------------------------


                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997

                                     Assets

                                                         1998           1997
Current assets:

    Cash                                              $  40,356      $   11,009
    Accounts and note receivable, trade,
      net of $10,080 and $25,000, respectively
      of allowance for uncollectible amounts            245,925          42,165
    Inventories                                         293,727               -
    Prepaid expenses and other assets                   118,884          15,406
                                                     ----------     ------------

           Total current assets                         698,892          68,580
                                                     ----------     ------------

Property and equipment, at cost, net of
  $219,758 and $34,270, respectively of
  accumulated depreciation                              192,849          80,871
                                                     ----------     ------------

Other assets:

    Organizational costs, net of $3,334
      and $2,534, respectively of
      accumulated amortization                            4,047           1,466
    Net assets of discontinued operations,
      Held for resale                                 3,463,762       4,684,766
    Intellectual properties, net of $154,772
      of accumulated amortization                    22,147,112               -
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                         899,833               -
    Other                                               531,772               -
    Goodwill                                          6,487,072               -
                                                     ----------      -----------

                                                     33,533,598       4,686,232
                                                     ----------      -----------
                      Total Assets                  $34,425,339      $4,835,683
                                                     ==========      ===========






    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997

                      Liabilities and Stockholders' Equity

                                                       1998             1997
Current liabilities:
    Accounts payable, trade                        $  392,475      $   127,812
    Accrued expenses                                  100,245           67,862
    Notes payable                                     109,795          274,685
    Advances from officers                             40,602                -
    Current portion of license rights
       payable                                        210,077          210,077
                                                   ----------      -------------

      Total current liabilities                       853,194          680,436
                                                   ----------      -------------

Long-term liabilities:
    License rights payable                            329,923          329,923
    Capital lease obligation                                -          218,750
    Deferred revenue                                  400,000                -
    Deferred income tax payable                     6,487,072                -
                                                   ----------      -------------

                                                    7,216,995          548,673
                                                   ----------      -------------

Commitments and contingencies:                              -                -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,143,000 and
      0, respectively, shares
      issued and outstanding                            1,143                -
    Common stock, $.01 par value
      50,000,000 shares authorized,
      48,229,616 and 13,479,613,
      respectively, shares issued
      and outstanding                                 482,295          134,796
    Paid in capital in excess of par               34,745,299       10,836,034
    Accumulated deficit                           ( 8,873,587)     ( 7,364,256)
                                                  ------------    --------------

                                                   26,355,150        3,606,574
                                                  ------------    --------------
                                                  $34,425,339      $ 4,835,683
                                                  ============    ==============



    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1997



                                                       1998            1997



Revenue                                            $   472,365     $      3,070

Cost of Goods Sold                                     261,876                -
                                                   -----------     ------------
     Gross income from operations                      210,489            3,070
                                                   -----------     ------------

Operating expenses:

   Depreciation                                         15,181            5,414
   Amortization                                        154,772          227,202
   Production costs                                          -              912
   General and administrative                          235,220          104,704
   Interest expense                                    122,479           12,264
                                                   -----------    --------------

                                                       527,652          350,496
                                                   -----------    --------------
Loss from operations                               (   317,163)   (     347,426)


Estimated income taxes                                       -                -
                                                   ------------   --------------

Net loss                                          $(   317,163)  $(     347,426)
                                                  =============  ===============





Net loss per share:

   Basic                                          $(      .01)   $(      .03)
   Diluted                                        $(      .01)   $(      .03)









    The accompanying notes are an integral part of the financial statements.

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

                                                     Preferred Stock     Preferred Stock
                                 Common Stock           (Series M)         (Series A)         Add'l Paid   Accumulated
                             Shares      Amount   Shares      Amount  Shares       Amount     In Capital     Deficit       Total
                           ---------------------  ------------------  ---------------------  -----------  -----------   -----------
Balance at May 31, 1997    13,479,613    134,796         -        -          -           -   10,836,034   ( 7,016,829)     3,954,001
Issuance of common stock
 for cash                     421,000      4,210         -        -          -           -      206,290             -        210,500
Issuance of common stock in
 exchange for services        294,558      2,945         -        -          -           -      166,530             -        169,475
Issuance of common stock in
 settlement of capital
 lease                        675,000      6,750         -        -          -           -      212,000             -        218,750
Issuance of preferred stock
 for cash                           -          - 1,029,750    1,030          -           -      840,337             -        841,367
Issuance of common and
 preferred stock in
 acquisition of AIC        10,500,000    105,000         -        - 11,856,016  11,858,016    2,010,744             -     13,973,760
Net loss                            -          -         -        -          -                        -  (  1,539,595)   (1,539,595)
                           ----------   -------- --------- -------- ----------  ----------   ----------- -------------- -----------
Balance at May 31, 1998    25,370,171  $ 253,701 1,029,750 $  1,030 11,858,016  $11,858,016  $14,271,935 $( 8,556,424)  $17,828,258

Issuance of common stock
 for cash                     530,000      5,300                                                 100,700                     106,000
Issue preferred stock
 for cash                                          112,500      113                              112,387                     112,500
Issue common stock in
 exchange for services        750,000      7,500                                                 107,500                     115,000
Issue common stock in
 settlement of debts           50,000        500                                                  15,950                      16,450
Issue common stock for
 conversion of convertible
 debentures plus interest  13,071,429    130,714                                               9,019,286                   9,150,000
Issue common stock from
 acquisition of AIC for
 conversion of Series A    11,858,016    118,580                    11,858,016  (11,858,016)  11,739,436                           -
Cancel common stock
 from Perry West`        (  3,400,000)  ( 34,000)                                                 34,000                           -
Adjustment for costs                                                                           ( 655,895)                (  655,895)
Net loss for period                                                                                          (317,163)   (  317,163)
                          -----------   --------  --------  ------- ----------  -----------    ----------    ---------  ------------
Balance at 8/31/98         48,229,616  $ 482,295 1,142,500 $  1,143         -             -   $34,745,299  (8,873,587)  $26,355,150
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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997




                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                                        1998            1997
                                                        ----            ----


Net loss                                           $(   317,163)   $(   347,426)
                                                   -------------   -------------

Adjustments to reconcile
    net loss to net cash
    used in operating activities:

    Amortization                                        154,772         227,202
    Depreciation                                         15,181           5,414
    Common stock issued for services                     71,450               -
    (Increase) decrease in accounts receivable       (   73,788)        108,491
    (Increase) decrease in prepaid expenses              15,000     (       616)
    Increase (decrease) accounts payable                 69,520     (    44,845)
    Increase (decrease) in accrued expenses          (  105,897)              -
                                                   -------------    ------------

    Total adjustments                                   146,238         294,830
                                                   -------------    ------------

    Net cash used in operating activities          $ (  170,925)    $(   52,596)
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

Intellectual properties

     In its acquisition of AIC the Company purchased certain intellectual properties. Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production. Accordingly, the Company amortized intellectual properties by $150,509 during the three months ended August 31, 1998 for units placed in production.

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

Earnings per share

     Basic and diluted earnings per share amounts are based upon 48,229,616 and 13,479,613, respectively, for periods ended August 31, 1998 and 1997, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants as the effect would be antidilutive.

Basis of financial presentation

     The accompanying unaudited consolidated financial statements have been prepared by Interactive Technologies Corporation, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

     Minimum future rental payments required under the above operating lease is as follows.

                   Year Ending
                     May 31,                    Amount
                       1999                  $     47,748
                       2000                        47,748
                                             ------------
                                             $     95,496

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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

     At May 31, 1998, net assets of these discontinued operating segments, stated at the lower of cost or net realizable value, were comprised of the following:

                                                           1998          1997

    License rights, net of $438,760 and $303,750,
      respectively of accumulated amortization and
      net of license rights payable of $540,000      $(  303,750)   $(  168,750)
    Proprietary software and trademark, net of
      $1,643,531 and $870,525, respectively,
      of accumulated amortization                       3,767,512     4,540,518
                                                     ------------   -----------
    Total                                            $  3,463,762   $ 4,371,768

                   INTERACTIVE TECHNOLOGIES CORPORATION, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


11.      SUBSEQUENT EVENT

     On August 31, 1998, the Board of Directors authorized a five for one reverse stock split of the Company's common stock shares. This matter was submitted to the stockholders for vote and approval on October 5, 1998. Additionally, on October 5, 1998, the stockholders voted to change the Company's name to Airtech International Group, Inc. The NASDAQ trading symbol was changed to "AIRG" following the votes by stockholders.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company's operations for the three months ended August 31, 1998, resulted in a net loss of $166,654, or $.01 basic loss per share, compared to a net loss of $347,426, or $.22 basic earnings per share, for the comparable period in 1997.

     The Company, entirely through its wholly-owned subsidiary, Airtech International Group, Inc. ("Airtech") had sales of $472,365 for the quarter ended August 31, 1998 primarily composed of approximately $100,000 of sales of air purification equipment and approximately $350,000 of HVAC contracting and installation and replacement of air filters, compared to Company sales of $3,070 for the comparable quarter of 1997, an increase of $469,295. The Company also sold three new franchises in 1998.

     Airtech  sales  of  air  purification   equipment  reflect  initial  market
penetration and acceptance of newly introduced units. The Company has had success selling equipment into businesses with existing or pending bans on smoking, such as hotels and restaurants. The Company continues to expect its Model 950 being developed as a Class II Medical Device for Medicare recipients will be approved and ready for sale into that market during calendar year 1999. Production of the Series 999 automobile unit for pre-sales customer testing is expected in the fall of 1998 with orders beginning before calendar year end. Since its inception and during the research and development phase, the Company shipped air purification units to more than one-hundred customers. The Company's products continue to have a high rate of acceptance among the commercial accounts to which the Company markets and while beta testing its new models.

     Cost of Goods Sold was $261,876 compared to $0, for the quarters ended August 31, 1998 and 1997, respectively. Representing 55% of sales during 1998, Management believes cost of goods sold as a percent of sales will decrease to approximately 40% in the future as sales of air purification equipment comprises a larger percent of the Company's sales.

     Operating expenses increased $177,158, or 50.5% for the quarter ended August 31, 1998 compared to the same quarter in 1997. The increase is attributable to an approximately $223,000 decrease in amortization related to assets now being held for resale; an increase of approximately $150,000 amortization of intellectual properties; an approximately $110,000 increase in interest expense payable to holders of debentures issued in the Airtech merger and approximately $139,000 increase in general and administrative expenses. The increase in G&A was attributable to the increased size of wages, advertising and consulting expenses incurred by the Airtech subsidiary.


Liquidity and Capital Resources

     During the quarter ended August 31, 1998, the Company continued to fund operations through revenues, private sales of securities and paying certain debts and business services in Company common stock. As of August 31, 1998, the Company had invested $539,652 in accounts receivable and inventory, an increase of $497,487 over August 31, 1997. Likewise, trade accounts payable increased $264,663 between the two periods.

     In June, the Company sold 530,000 shares of its common stock for $106,000. Another 750,000 and 50,000 shares were issued for business services and in settlement of debts, respectively. The Company plans to offer $5,000,000 in convertible debentures prior to December 31, 1998. On November 4, 1998, the Company signed an investment banking relationship with Lloyd Wade Securities of Dallas, Texas.

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-KSB for the fiscal year ended May 31, 1998 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on December 2, 1998.




                              Interactive Technologies Corporation, Inc.


                              by: /s/ CJ Comu
                                  ---------------------------
                                  CJ Comu, Chief Executive Officer