Form 10QSB
period 1998-11-30
AIRTECH INTERNATIONAL GROUP INC
filed 1999-01-14
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

             For the Quarter Ended             Commission File
               November 30, 1998                Number 0-19796



                        AIRTECH INTERNATIONAL GROUP, INC.
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

                          Yes_____X____ No __________


     The Registrant has 9,579,923 shares of common stock, par value $0.01 per share issued and outstanding as of November 30, 1998.

     Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                     Page No.


   Item 1.     Airtech International Group, Inc.                       1 - 9
                   Financial Statements (Unaudited)
               Balance Sheet as of  November 30, 1998
               Statement of Operations for the six
                    months ended November 30, 1998 and 1997
               Statement of Operations for the three
                    months ended November 30, 1998 and 1997
               Statement of Cash Flows for the six months
                    ended November 30, 1998 and  1997
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                         10


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                        None

   Item 2.   Changes in Securities                                    None

   Item 3.   Defaults upon Senior Securities                          None

   Item 4.   Submission of Matters to a Vote of Security Holders      None

   Item 5.   Other Information                                        None

   Item 6.   Exhibits and Reports on Form 8-K                         None


   SIGNATURE PAGE                                                         12

Part 1-Financial Information
       Item 1   Financial Statements



                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1998
                                    UNAUDITED

                                     Assets


Current assets:

    Cash                                                            $  127,400
    Accounts and note receivable, trade,
      net of $10,080 of allowance for
      uncollectible amounts                                            163,131
    Inventories                                                        323,489
    Prepaid expenses and other assets                                   61,996
                                                                    -----------


           Total current assets                                        676,016
                                                                    -----------

Property and equipment, at cost, net of
  $250,338 of accumulated
  depreciation                                                         170,252
                                                                    -----------

Other assets:

    Organizational costs, net of $3,334
      and $2,534, respectively of
      accumulated amortization                                           4,047
     Net assets of discontinued operations,
      Held for resale                                                3,463,762
    Intellectual properties, net of $305,281
      of accumulated amortization                                   21,996,603
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                                        899,833
    Other                                                              531,772
    Goodwill                                                         6,487,072
                                                                 --------------

                                                                    33,383,089
                                                                 --------------
                      Total Assets                               $  34,229,357
                                                                 ==============






    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 1998
                                    UNAUDITED

                      Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable, trade                                       $   403,318
    Accrued expenses                                                  170,812
    Notes payable                                                      66,748
    Advances from officers                                             48,900
    Current portion of license rights
       payable                                                        210,077
                                                                  ------------

      Total current liabilities                                       899,855
                                                                  ------------

Long-term liabilities:
    License rights payable                                            329,923
    Notes payable                                                     277,185
    Deferred revenue                                                  400,000
    Deferred income tax payable                                     6,487,072
                                                                  ------------

                                                                    7,494,180
                                                                  ------------


Commitments and contingencies:                                              -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,143,000, shares
      issued and outstanding                                            1,143
    Common stock, $.01 par value
      50,000,000 shares authorized,
      9,579,923 shares issued
      and outstanding                                                 531,869
    Paid in capital in excess of par                               36,691,618
    Accumulated deficit                                           (11,389,309)
                                                                  ------------

                                                                   25,835,322
                                                                  ------------
                                                                 $ 34,229,357
                                                                  ============


    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED NOVEMBER 31, 1998 AND 1997
                                    UNAUDITED



                                                      1998             1997



Revenue                                           $   640,601      $    (3,328)

Cost of Goods Sold                                    346,230               -
                                                  ------------     ------------

     Gross income from operations                     294,371           (3,328)
                                                  ------------     ------------

Operating expenses:

   Depreciation                                        32,079            5,414
   Amortization                                       305,281          227,202
   Advertising                                         21,234
   General and administrative                         691,947          131,626
   Interest expense                                   170,817           12,264
                                                   -----------     ------------

                                                      527,652          376,506
                                                   -----------     ------------

Loss from operations                              (   926,987)    (   379,834)


Estimated income taxes                                     -                -
                                                   -----------     ------------


Net loss                                         $(   926,987)   $(   379,834)
                                                  ============    ============






Net loss per share:

   Basic                                         $(      .09)    $(       .02)
   Diluted                                       $(      .09)    $(       .02)






    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                    UNAUDITED



                                                      1998            1997



Revenue                                           $   168,236      $   (6,398)

Cost of Goods Sold                                     84,354               -
                                                  ------------     ------------

     Gross income from operations                      83,882          (6,398)
                                                  ------------     ------------

Operating expenses:

   Depreciation                                        16,898               0
   Amortization                                       150,509               0
   Production costs                                         -
   General and administrative                         235,220          26,010
   Interest expense                                   122,479               0
                                                  ------------     ------------


                                                      693,706          26,010
                                                  ------------     ------------

Loss from operations                              (   609,824)    (    32,408)


Estimated income taxes                                      0               0
                                                  ------------     ------------


Net loss                                         $(   609,824)   $(    32,408)
                                                  ============    =============





Net loss per share:

   Basic                                         $(      .06)    $(       .00)
   Diluted                                       $(      .06)    $(       .00)






    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS

Organization

     Airtech International Group, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991 as Interactive Technologies Corporation, Inc. On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation, Inc. ("AIC"), which through its subsidiaries manufacture and sell various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share and the issuance of $9,000,000 of convertible debentures.

     The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values with $22,297,684 of the purchase price allocated to intellectual properties based on an independent asset appraisal.

     On July 31, 1998 the Board of Directors of the Company exercised its option and converted the convertible debentures and Series A preferred stock by issuing 24,929,445 shares of its unissued common stock. On October 5, 1998, the Company's shareholders approved a 5 for 1 reverse split of the Company's common stock.

Consolidated principles

     The accompanying consolidated financial statements include the general accounts of the Company, SNT and AIC and its subsidiaries for the six months and three months ended November 30, 1998. All material intercompany accounts and balances have been eliminated in the consolidation.

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

Amortization

     Organizational costs are being amortized using the straight-line method over five years.

     License rights are being amortized over the initial five-year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. At fiscal year ended May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale. For the six months ended November 30, 1998 no additional amortization was booked.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS (continued)

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

Capitalized software expenditures

     Software and trademark costs are amortized, pursuant to Statement of Financial Accounting Standards No. 86, at an annual amount equal to the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. At May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale. No amortization was booked for the three months ended November 30, 1998.

Intellectual properties

     In its acquisition of AIC the Company purchased certain intellectual properties. Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production. Accordingly, the Company amortized intellectual properties by $301,018 during the six months ended November 30, 1998 for units placed in production.

Revenue recognition

     Sales are recorded at point and time of shipment

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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS (continued)

Basis of financial presentation

Basic and diluted earnings per share amounts are based upon 10,325,000 and 18,992,000, respectively, for six months ended November 30, 1998 and 1997, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants as the effect would be antidilutive.

     The accompanying unaudited consolidated financial statements have been prepared by Airtech International Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending May 31, 1999.

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied (see Note J).

Earnings Per Share

Effective December 15, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options and other dilutive instruments will be excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts have been restated so as to comply with Statement No. 128.

Accounting Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure  of  contingent  assets  and  liabilities  as  of  the  date  of  the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could vary from the estimates that were used. In particular, management continually reviews the allowance for doubtful accounts. In considering the total allowance for doubtful accounts, management considers the payment history, underlying collateral value, and ability of the optical practices to support the required payments to the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS (continued)

Adoption of New Accounting Standards

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, in the first quarter of 1998. If
applicable,   the  Company  will  present  a  new   Consolidated   Statement  of
Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include the Company's consolidated net income, as reported in the Consolidated Statement of Operations, plus the net changes in the marketable securities, foreign currency translation and pension liabilities components of stockholders' equity. Management does not believe this statement will have an impact on its consolidated financial statements.

The Company will adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the purposes of its annual financial statements effective for the year ending December 31, 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments. SFAS No. 131 also provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating the required segment disclosures pursuant to SFAS No. 131.

The Company will adopt the disclosure requirements of SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits, in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and post-retirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans. Management does not believe this statement will have an impact on its consolidated financial statements.

NOTE 2 - PREFERRED STOCK

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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 3 - YEAR 2000

The Company believes all of its current computer systems and applications are Year 2000 compliant. In 1998, the Company plans to add point-of-sale software throughout its managed and owned stores, and this software will be Year 2000 compliant. The Company is currently investigating for compliance other significant systems upon which it relies. Management does not believe that its cost of complying for the significant systems will be material to the financial condition of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company's operations for the six months ended November 30, 1998, resulted in a net loss of $926,987, or $.09 basic loss per share, compared to a net loss of $379,834, or $.02 basic earnings per share, for the comparable period in 1997.

     The Company, entirely through its wholly-owned subsidiary, Airtech International Corporation, Inc. ("AIC") had sales of $640,601 for the six months ended November 30, 1998 primarily composed of approximately $200,000 of sales of air purification equipment and approximately $400,000 of HVAC contracting and installation and replacement of air filters, compared to Company sales of $(3,328) for the comparable six months of 1997, an increase of $643,929. The Company also sold three new franchises in 1998.

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

     Cost of Goods Sold was $346,230 compared to $0, for the six months ended November 30, 1998 and 1997, respectively. Representing 54% of sales during 1998, Management believes cost of goods sold as a percent of sales will decrease to approximately 40% in the future as sales of air purification equipment comprises a larger percent of the Company's sales.

     Operating expenses increased $844,852, or 224% for the six months ended November 30, 1998 compared to the same quarter in 1997. The increase is attributable to an approximately $80,000 increase in amortization primarily related to amortization of intellectual property; an approximately $160,000 increase in interest expense payable to holders of debentures issued in the Airtech merger and approximately $595,000 increase in general and administrative expenses. The increase in G&A was attributable to the increased size of wages, advertising and consulting expenses incurred by the AIC subsidiary.

      The results of operations for the three months ended November 30, 1998 compared to November 30, 1997 are largely comparable to the results of operations for the six months ended November 30, except in relation to the
Company's subsidiary, McCleskey Sales and Service ("MSS") and also as corrections of certain amounts from the period ending August 31, 1998. As of November 30, 1998, the Company was considering various business plans on moving forward with MSS or modifying the subsidiary as part of the Company's overall business plan. As a result, and due to historical losses at the subsidiary, the Company terminated the positions of the president and staff of MSS with plans to replace these individuals as part of the reevaluation.

Liquidity and Capital Resources

     During the six months ended November 30, 1998, the Company continued to fund operations through revenues, private sales of securities and paying certain debts and business services in Company common stock. As of November 30, 1998, the Company had invested $486,620 in accounts receivable and inventory, an increase of $444,675 over November 30, 1997. Likewise, trade accounts payable increased $303,910 between the two periods.

     In June, the Company sold 530,000 shares of its common stock for $106,000. Another 750,000 and 50,000 shares were issued for business services and in settlement of debts, respectively. The Company plans to offer $5,000,000 in convertible debentures in early 1999. On November 4, 1998, the Company signed an investment banking relationship with Lloyd Wade Securities of Dallas, Texas.

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




                              AIRTECH INTERNATIONAL GROUP, INC.


                              by: /s/ CJ Comu
                                  --------------------------------
                                  CJ Comu, Chief Executive Officer