Form 10QSB
period 1999-02-28
AIRTECH INTERNATIONAL GROUP INC
filed 1999-04-14
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                         Commission File
   February 28, 1999                                            Number 0-19796



                        AIRTECH INTERNATIONAL GROUP, INC.
               (Exact name of registrant as specified in charter)



      Wyoming                                                    98-0120805
------------------                                           ------------------
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

                           Yes_____X____ No __________


     The Registrant has 9,317,839 shares of common stock, par value $0.01 per share issued and outstanding as of February 28, 1999.

     Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                    Page No.


   Item 1.     Airtech International Group, Inc.                      1 - 9
                   Financial Statements (Unaudited)
               Balance Sheet as of  February 28, 1999
               Statement of Operations for the nine
                  months ended February 28, 1999 and 1998
               Statement of Operations for the three
                  months ended February 28, 1999 and 1998
               Statement of Cash Flows for the nine months
                    ended February 28, 1999 and  1998
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                        10


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

Part 1-Financial Information
       Item 1   Financial Statements



                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1999
                                    UNAUDITED

                                     Assets


Current assets:

    Cash                                                           $      1,905
    Accounts and note receivable, trade,
      net of $30,080 of allowance for
      uncollectible amounts                                             140,605
    Inventories                                                         236,624
    Prepaid expenses and other assets                                    42,517
                                                                        -------


           Total current assets                                         421,651
                                                                        -------

Property and equipment, at cost, net of
  $283,725 of accumulated
  depreciation                                                          134,870
                                                                        -------

Other assets:

    Organizational costs, net of $3,984
      of accumulated amortization                                         3,397
     Net assets of discontinued operations,
      Held for resale                                                 3,463,762
    Intellectual properties, net of $451,527
      of accumulated amortization                                    21,846,094
    Notes receivable, net of $0 of allowance
      for uncollectible amounts                                         899,833
    Other                                                               531,772
    Goodwill                                                          6,487,072
                                                                     ----------

                                                                     33,231,930
                                                                     ----------

                      Total Assets                                $  33,788,451
                                                                  =============




    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1999
                                    UNAUDITED

                      Liabilities and Stockholders' Equity


Current liabilities:
    Accounts payable, trade                                      $   411,617
    Accrued expenses                                                  77,276
    Notes payable                                                     66,748
    Advances from officers                                            48,900
    Current portion of license rights
       payable                                                       210,077
                                                                   ---------

      Total current liabilities                                      814,618
                                                                   ---------

Long-term liabilities:
    License rights payable                                           329,923
    Notes payable                                                    277,185
    Deferred revenue                                                 400,000
    Deferred income tax payable                                    6,487,072
                                                                   ---------

                                                                   7,494,180
                                                                   ---------


Commitments and contingencies:                                             -

Stockholders' equity:
    Preferred stock Series M, $.001
      par value, 5,000,000 shares
      authorized, 1,143,000, shares
      issued and outstanding                                           1,143
    Common stock, $.05 par value
      50,000,000 shares authorized,
      9,317,839 shares issued
      and outstanding                                                465,892
    Paid in capital in excess of par                              37,819,189
    Accumulated deficit                                          (12,806,571)
                                                                 ------------

                                                                  25,479,653
                                                                 ------------

                                                                $ 33,788,451






    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                    UNAUDITED



                                                     1999             1998



Revenue                                          $   759,586     $        99

Cost of Goods Sold                                  (459,376)              -
                                                     -------         --------


     Gross income from operations                    300,210               99
                                                     -------         --------


Operating expenses:

   Depreciation                                       51,300           16,242
   Amortization                                      452,127          681,605
   Advertising                                        28,084
   General and administrative                      1,955,948          340,176
   Interest expense                                  181,226           36,793
                                                     -------           ------


                                                   2,668,685        1,074,816
                                                   ---------        ---------


Loss from operations                             ( 2,368,475)    (  1,074,717)


Estimated income taxes                                    -                -
                                                          -                -

                                                  -----------    -------------

Net loss                                        $( 2,368,475)   $(  1,074,717)
                                                =============   ==============







Net loss per share:

   Basic                                        $(      .30)    $(       .36)
   Diluted                                      $(      .30)    $(       .36)





    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                    UNAUDITED



                                                     1999            1998



Revenue                                          $   118,985      $    3,427

Cost of Goods Sold                                  (113,146)              -
                                                     -------        --------


     Gross income from operations                      5,839           3,347
                                                       -----        --------


Operating expenses:

   Depreciation                                       19,221          10,828
   Amortization                                      146,846         454,403
   Production costs                                    6,850               -
   General and administrative                      1,264,001         208,550
   Interest expense                                   10,409          24,529
                                                   ---------        --------

                                                   1,447,327         698,310
                                                   ---------        --------


Loss from operations                             ( 1,441,488)    (   694,963)


Estimated income taxes                                     0               0
                                                 -----------     ------------

Net loss                                        $( 1,441,488)   $(   694,963)
                                                =============   ============






Net loss per share:

   Basic                                        $(      .18)    $(       .23)
   Diluted                                      $(      .18)    $(       .23)





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

     On July 31, 1998 the Board of Directors of the Company exercised its option and converted the convertible debentures and Series A preferred stock by issuing 24,929,440 shares of its unissued common stock. On October 5, 1998, the Company's shareholders approved a 5 for 1 reverse split of the Company's common stock.

Consolidated principles

     The accompanying consolidated financial statements include the general accounts of the Company, Syneractive Technologies and AIC and its subsidiaries for the nine months and three months ended February 28, 1999. All material intercompany accounts and balances have been eliminated in the consolidation.

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

     License rights are being amortized over the initial five-year term of the licenses. Although they are renewable at no additional consideration, there is no guarantee the Company will renew these licenses. At fiscal year ended May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale. For the nine months ended February 28, 1999 no additional amortization was booked.

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

Capitalized software expenditures

     Software and trademark costs are amortized, pursuant to Statement of Financial Accounting Standards No. 86, at an annual amount equal to the greater of the amount computed using (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over a seven year estimated economic life beginning April 18, 1996. At May 31, 1998 these assets were reclassified as assets of discontinued operations, held for resale.
No amortization was booked for the nine months ended February 28, 1999.

Intellectual properties

     In its acquisition of AIC the Company purchased certain intellectual properties. Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production. Accordingly, the Company amortized intellectual properties by $451,527 during the nine months ended February 28, 1999 for units placed in production.

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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 1 - NATURE OF OPERATIONS (continued)

Basis of financial presentation

Basic and diluted earnings per share amounts are based upon 7,825,200 and 2,974,034, respectively, for nine months ended February 28, 1999 and 1998, weighted average shares of common stock and common stock equivalents outstanding. No effect has been given to the assumed exercise of stock options and warrants as the effect would be antidilutive.

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

NOTE 2 - DEFERRED COMPENSATION

On January 31, 1999, the Company's Board of Directors approved the issuance of 1,583,332 shares of the Company's restricted common stock in payment of deferred compensation owed to the Company's CEO and its President. As identified in the Company's 10K for May 31, 1998, the Company is obligated under employment agreements with both the CEO and the President for annual compensation of $250,000 apiece. Neither officer had received compensation for the period from June 1, 1997 through December 31, 1998 for deferred compensation totaling $791,666. In full settlement of the obligation for compensation deferred over this period, 1,583,332 shares were issued at $0.50 per share. The obligation had not been previously recorded and resulted in an increase to General and administrative expenses for the three months ended February 28, 1999.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company's operations for the nine months ended February 28, 1999, resulted in a net loss of $2,368,475, or $0.30 basic loss per share, compared to a net loss of $1,074,717, or $0.36 basic earnings per share, for the comparable period in 1998.

     The Company, entirely through its wholly-owned subsidiary, Airtech International Corporation, Inc. ("AIC") had sales of $759,586 for the nine months ended February 28, 1999 primarily composed of approximately $275,000 of sales of air purification equipment and approximately $400,000 of HVAC contracting and installation and replacement of air filters, compared to Company sales of $99 for the comparable nine months of 1998, an increase of $759,487. The Company also sold five new franchises in 1999.

     Airtech  sales  of  air  purification   equipment  reflect  initial  market
penetration and acceptance of newly introduced units. The Company has had success selling equipment into businesses with existing or pending bans on smoking, such as hotels and restaurants. The Company continues to expect its Model 950 being developed as a Class II Medical Device for Medicare recipients will be approved and ready for sale into that market during calendar year 1999. Production of the Series 999 automobile unit for pre-sales customer testing is occurring in the spring of 1999 with orders expected before fiscal year end. Since its inception and during the research and development phase, the Company shipped air purification units to more than one-hundred customers. The Company's products continue to have a high rate of acceptance among the commercial accounts to which the Company markets and while beta testing its new models.

     Cost of Goods Sold was $459,376 compared to $0, for the nine months ended February 28, 1999 and 1998, respectively. The Company wrote down $80,000 of obsolete inventories at February 28, 1999 resulting in cost of goods for the nine months at 60% of sales. Without the adjustment, cost of goods sold would have been 50% continuing toward Management's belief that cost of goods sold as a percent of sales will decrease to approximately 40% in the future as sales of air purification equipment comprises a larger percent of the Company's sales.

     Operating expenses increased $1,593,869, or 148% for the nine months ended February 28, 1999 compared to the same three quarters in 1998. The increase is attributable to recording approximately $800,000 in deferred compensation owed to two of the Company's officers, an approximately $150,000 increase in interest expense payable to holders of debentures issued in the Airtech merger and approximately $775,000 increase in general and administrative expenses. The increase in G&A was attributable to the increased size of wages, advertising, an increase in reserve for doubtful accounts and consulting expenses incurred by the AIC subsidiary.

      The results of operations for the three months ended February 28, 1999 compared to February 28, 1998 are largely comparable to the results of operations for the nine months ended February 28.

      The Board of Directors continues to consider various business plans on moving forward with the Company's subsidiary, McCleskey Sales and Service ("MSS"). Due to historical losses at the subsidiary, the Company terminated the positions of the president and staff of MSS effective September 30, 1998. The Company expects to resolve this issue by fiscal year end.

Liquidity and Capital Resources

     During the nine months ended February 28, 1999, the Company continued to fund operations through revenues, private sales of securities and paying certain debts and business services in Company common stock. As of February 28, 1999, the Company had invested $377,229 in accounts receivable and inventory, an increase of $377,229 over February 28, 1998. Likewise, trade accounts payable increased $333,355 between the two periods.

     In June 1998, the Company sold 530,000 shares of its common stock for $106,000. Another 750,000 and 50,000 shares were issued for business services and in settlement of debts, respectively. In January, 1999, the Company's subsidiary, Airsopure, Inc., entered into an agreement to become the General Partner of the Airsopure 999 Limited Partnership. The LP, a Texas limited partnership, is not affiliated in any way with the Company or its subsidiaries. The LP has been designed to raise up to $5,000,000 to fund development, marketing and production of the Company's trunk mounted automobile unit, the S-999.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 14, 1999.




                              AIRTECH INTERNATIONAL GROUP, INC.


                              by: /s/ CJ Comu
                              -----------------------------------
                                  CJ Comu, Chief Executive Officer