Form 10KSB
period 1999-05-31
AIRTECH INTERNATIONAL GROUP INC
filed 1999-08-31
CIK 883041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                  May 31, 1999

                         COMMISSION FILE NUMBER: 0-19796

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

Securities  Registered  Under Section 12(b) of the Exchange Act:  NONE
Securities  Registered  Under Section 12(g) of the Exchange  Act: COMMON STOCK,
                                                                 $0.05 PAR VALUE

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The Registrant's operating revenues for its most recent fiscal year were:$1,030,469.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31, 1999, was approximately $3,929,000, shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of May 31, 1999, 13,232,532 shares of Common Stock, $0.05 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page 27.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I:

     Item 1    Description of Business                                     2
     Item 2    Description of Properties                                   17
     Item 3    Legal Proceedings                                           17
     Item 4    Submission of Matters to a Vote of
               Security Holders                                            17


PART II:

     Item 5    Market for Registrant'c Common Equity
               and Related Stockholder Matters                             18
     Item 6    Management's Discussion and Analysis
     Item 7    Financial Statements
     Item 8    Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                      19


PART III:

     Item 9    Directors, Executive Officers, Promoters
               And Control Persons; Compliance With
               Section 16(a) of the Exchange Act                           19
     Item 10   Executive Compensation                                      21
     Item 11   Security Ownership of Certain Beneficial
               Owners and Management                                       25
     Item 12   Certain Relationships and Related Transactions              26



PART IV:

     Item 13    Exhibits and Reports on Form 8-K                           27



SIGNATURES                                                                 28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Airtech International Group, Inc. (hereinafter referred to as "the Company" and/or "AIRTECH"), web site www.airtechgroup.com, was incorporated under the name Interactive Technologies Corporation in the state of Wyoming on August 8, 1991. At various times through February 18, 1998, the Company was engaged in various film and television media businesses. On May 31, 1998, the Company completed the purchase of 95.502% of the issued and outstanding shares of Airtech International Corporation (AIC) and it's subsidiaries. Under the terms of the Stock Purchase Agreement entered into in May of 1997 and amended in August 1997 the Company tendered to purchase 100% of the issued and outstanding stock AIC by issuing 10,500,000 shares of its Common Stock, $9,000,000 of 10% Debentures and 11,858,016 shares of its Series A Preferred Stock (all amounts are calculated as before the 1:5 Reverse Split of November 9, 1998).

     Founded in 1994 as a distributor for Honeywell/Enviracaire air purification products, AIC outgrew its distributorship and in January of 1996, started manufacturing two of its own air purification products. Today the company is positioned as a leader in the industry, especially for high-end or quality commercial products. AIC manufactures and distributes a full product line of ceiling-mounted units for restaurants, offices, print shops, cigar bars and casinos, wall-mounted units for schools and hotels and portable units for home and auto.

     In March of 1997, AIC formed a wholly owned subsidiary, Airsopure, Inc., for the implementation and operation of a franchise program. Airsopure provides exclusive marketing for several of the company's indoor air purification products. In creating this division, a new marketing format was introduced to the industry. Airsopure became the first home-based franchise organization to offer individuals from all walks of life an opportunity to join a team that would train and certify them as "Indoor Air Quality Specialists" and authorize them to exclusively represent Airsopure products.

Business

     AIRTECH is concentrating on the indoor air contamination markets developed by AIC and its subsidiaries. "Indoor air contamination" exists in the form of particulates and/or gases in virtually every cubic inch of air breathed, whether in an office building, home or retail establishment. Everyone is aware of the dangers of outside air pollution. Most have participated in numerous "ozone alerts" and know they are supposed to limit their outdoor activities on those days. What most people do not know is that indoor air quality is normally six to seven times more hazardous than outside air. Inside, our immune systems are being attacked repeatedly by contaminants we cannot see. For millions of people, this exposure means waking up every day with headaches, watery eyes, dizziness, lethargy, digestive problems, nausea, nose and throat irritation. Statistics indicate that 60% of legitimate employee absenteeism is "respiratory related" and that such absenteeism has a profoundly negative impact on a companies productivity and profits. Until now, the job of fixing indoor air quality problems has been left to the local heating and air-conditioning repairmen. Armed with a technical brochure, these individuals do their best to assist, but understanding air pollution and its effects is not their specialty.

     Air contamination encompasses bacteria, pollen, dust mites, smoke, plant spores, dust, solvents, glues, formaldehyde, carbon monoxide, carbon dioxide, viruses, and also includes diseases such as tuberculosis, meningitis, and hepatitis. It also includes Volatile Organic Compounds (VOC's) which are a combination of two different but recognizable molecules that when combined, become unstable and potentially fatal.

     Historically, the only known methods of addressing and treating indoor air contamination were (1) to open windows and doors to bring "fresh" air into an area, and (2) to use technology like ozone generators or electro-static air "cleaners" to attempt to purify the existing indoor air. These methods have proven to be insufficient in handling air contamination problems of any significance. Electro-static air cleaners, originally designed in the 1950's, utilize a method of positive/negative charges that "zap" particles out of the air, dropping them to the floor. Although considered effective at the time of their conception, they are regarded as the "8-track" in today's "CD" AIRTECH air purifier marketplace.

     The  Environmental  Protection  Agency has identified  Indoor Air Pollution
(IAP) as one of the five most urgent environmental crises in the U.S. According to the EPA, poor air quality may affect one third to one half of the commercial buildings in the U.S. The affected "sick buildings" represent a potentially huge market. The term "sick building" can also be applied to any environment in which airborne matter poses a particular health hazard. The EPA asserts that the average American--spending roughly 90 percent of his/her time indoors (Consensus 1988; EPA 1988) "can be breathing air more seriously polluted than outdoor air in even the largest and most industrialized cities". Government agencies say 10 million to 25 million people working in 800,000 to 1.2 million U.S. commercial buildings have developed respiratory symptoms related to poor indoor air quality. That translates to an average 3 percent loss in business productivity - roughly $60 billion a year. People in vulnerable categories are particularly sensitive to indoor air quality. These include many older people and those people who are susceptible to allergies, asthma and other respiratory ailments, in addition to young children. More than 30 percent of the US population falls within these categories. Medical research has linked IAP to numerous allergies, asthma, emphysema, bronchitis, heart disease and cancer.

     There are approximately 160 antibiotics available to fight disease. But drug resistance is becoming a major issue, for example, in tuberculosis or certain types of hospital-based staphylococcus infections. Many antibiotics no longer have much effect on these virulent organisms. Many viral and bacterial infections are airborne and are primarily transmitted through the air. The first line of defense against these diseases must be prevention, improving indoor air quality.

     Health experts are especially concerned about people with asthma. These people have very sensitive airways that react to various irritants, making breathing difficult. The number of people who have asthma has greatly increased in recent years. Since 1970, the U.S. has seen an increase of 59 percent representing 9.6 million people. Asthma in children under 15 years of age has increased 41 percent during the same period, to a total of 2.6 million children. The number of deaths from asthma is up 68 percent since 1979 (Source: Asthma and Allergy Foundation of America).

     Researchers at Johns Hopkins University are studying the reasons why so many elderly people are dying of asthma, whose incidences are reaching alarming rates. Recent studies done on SIDS (Sudden Infant Death Syndrome) both here in the U.S. and in Sweden indicate a link between indoor air pollution (e.g. cigarette smoke) and a 40 percent increase in infant death rate. A recent study conducted in England has linked air pollution with increased incidences of heart attack. Every week new information from studies conducted worldwide is being published, alerting the public of the health hazards associated with indoor air pollution. Bacteria, molds, pollen and viruses are types of biological contaminants. They may breed in stagnant water accumulating in ducts, humidifiers and drain pans, or where water has condensed or collected on ceiling tiles, carpeting or insulation. Insect, bird and dust mite droppings can also be a source of biological contaminants. Physical symptoms related to biological contamination include fatigue, cough, chest tightness, fever, chills, head and muscle aches, and allergic responses such as mucous membrane irritation and upper respiratory congestion. One indoor bacterium, Legionella, has caused both Legionnaire's Disease and Pontiac Fever [Source Material: April 1991 Environmental Protection Agency Report (Air and Radiation) Anr-445-W]. With the emergence of sick building syndrome, scientists have discovered that people are becoming sick because of their indoor environments. Sick building syndrome has been of enormous concern to many people, especially since the alarming discovery of Legionnaire's Disease.

     Scientists rarely agree on the scope of Sick Building Syndrome. For example, researchers normally count bacteria cells as they grow and become visible in petri dishes. But in September 1998, scientists for the EPA and the University of Maryland published a paper claiming the traditional method produced serious undercounts because it failed to account for live, aerosolized bacteria that cannot grow in petri dishes. Using fluorescent dye to tag live bacteria, investigators found 100 to 1,000 times more bacteria than the petri dish method. Later in 1999, the EPA expects to complete an evacuation of 100 office-building ventilation systems across the nation.

     There is growing awareness of the health hazards of airborne microbes, also referred to as bioaerosols. These bioaerosols build up in central ventilation systems and indoor environments. Bioaerosols are extremely small living organisms or fragments thereof suspended in the air. Dust mites, molds, fungi, spores, pollen, bacteria, viruses, amoebas, fragments of plant materials, and human and pet dander (skin which has been shed) are some examples. These microbes can be found in a variety of settings such as in residences, office buildings, medical and dental offices and hospitals but cannot be seen without a magnifying glass or microscope. Exposure to such microbes is much higher in most enclosed locations where people congregate, such as schools, theaters, airplanes, restaurants and shelters.

     Any of these microbes can cause severe health problems. Some, such as viruses and bacteria, cause infections (like a cold or pneumonia). Others cause allergies. An allergic reaction occurs when a substance provokes formation of antibodies in a susceptible person. We call substances which cause allergic reactions in some people antigens or allergens. Bioaerosols may cause allergic reactions on the skin or in the respiratory tract. Rashes, hay fever, asthma (tightness in the chest, difficulty in breathing), and runny noses are common allergic reactions. Both allergic responses and infections may be serious or sometimes even fatal.

     It is estimated that each year in the U.S., the exposure of young children to environmental tobacco smoke causes 150,000 to 300,000 lower respiratory tract infections, such as bronchitis and pneumonia. Fifteen million Asthmatics, with their 500,000 hospitalizations and $6.2 billion annual U.S. health care costs, are triggered by poor indoor air quality. Indoor environment also affects the transmission rates of infectious diseases such as influenza, tuberculosis, and the common cold. More than 20 million cases of influenza occur annually in the U.S. According to a report published by the EPA, people are indoors about 90% of the time, and indoor air pollutant concentrations often substantially exceed outdoor levels -creating staggering health care costs for the 35 million allergy sufferers. Asthma, allergies and exposure to indoor air pollutants are conservatively estimated in the U.S. to be responsible for the following:

     o    130 million lost school days due to Indoor Air Quality (IAQ) problems.
     o    13.5 million workdays lost due to IAQ problems.
     o    Lost  worker   productivity  is  estimated  to  cost  U.S.  businesses
          approximately $60 billion annually
     o    An additional $15 billion in related health care costs.
     o In the past 20 years, an estimated 1.25 million tight buildings have been built, many of which have to be retrofitted to improve their indoor air quality.

     Current technology has been ineffective in achieving its goal to purify indoor air. It has become quite evident that HVAC (heating, ventilation and air-conditioning) systems and airtight buildings are responsible to a large degree for the sick building problems. The HVAC community and ASHRAE (American Society of Heating, Refrigeration and Air Conditioning Engineers) were of the opinion that Volatile Organic Compounds (VOCs) in the air were the reason for the sick building syndrome. The engineers suggested much higher ventilation rates, which would dilute the VOCs in the air, expecting to alleviate the problem to a great extent. In their efforts to improve air quality, building operators have increased ventilation bringing in more fresh outside air, thus increasing costs by having to heat or cool and dehumidify the air which is brought in. The polluted inside air is then diluted with polluted outside air. Even if the outside air were perfectly sterile, the resulting mixture would not be clean.

     The problem of sick building syndrome has escalated largely because of the increased demand for reduced operation costs, particularly within ventilation systems. Construction of "tight" buildings which are dependent on mechanical air circulation systems rather than windows has provided for a considerable energy use reduction. In the past 20 years, an estimated 1.25 million tight buildings have been built in the U.S. alone. "Sick building" is not just a term; it's literally a condition

     AIRTECH's technology provides an inexpensive solution to these problems and concerns. The Company's technology can be applied to various commercial, residential and industrial locations and spaces. It is ideally suited for a variety of markets that have bioaerosol air contamination problems, such as nursing homes, hospitals, schools, dental offices, waiting rooms, homes, offices and airplanes. This technology will provide relief for allergy sufferers and persons with symptoms stemming from sick building syndrome. The technology removes or destroys microorganisms (bioaerosols) in the air, eliminates organic odors and breaks down VOCs into harmless basic compounds.

Competition

Currently available air purification technologies to clean indoor air include:

     o    Activated carbon filters
     o    HEPA (High Efficiency Particulate Air) filters
     o    Ozone Generators
     o    Anti-Microbial chemically treated filters
     o    High Energy UV light
     o    Ionizers
     o    Electrostatic Precipitators
     o    Media Filtration

On their own, none of these technologies have proven to be completely effective. To achieve acceptable results, a combination of several of these technologies must be implemented.

     Activated carbon absorbs a number of VOCs and large microorganisms such as dust mites' droppings, which stick to dust particles in the air, but does not remove other microorganisms from the air. The efficiency rate declines over time as the media bed builds up pollutants. The process alone is non-regenerating and the filters can be expensive to operate due to the pressure drop and filter exchanges.

     HEPA technology removes 99.7% of 0.3-micron particles and has become dominant in portable room air cleaners over the past six years. HEPA filters, however, are expensive to use in large applications such as multi-floor office buildings. HEPA filters are ineffective in removing VOCs, smaller than 0.3 micron microorganisms and some viruses. HEPA filters produce pressure drops and, therefore, increase maintenance and operating expenses within HVAC systems. On its own, HEPA does not have the ability to destroy bioaerosols, or to trap and breakdown VOCs or organic odors. AIRTECH uses HEPA filtration, but not without other components of air purification.

     Ozone generation is a type of air cleaner that uses a high-voltage electrical charge to change oxygen to ozone. A number of companies market ozone generators as indoor air cleaners. These ozone-producing units break down VOCs because ozone is highly oxidizing. To achieve the high efficiency required, a very high level of ozone has to be released into the air. Ozone itself, however, is a respiratory irritant. OSHA has established a limit of workplace ozone levels of 100 ppb over an eight-hour day. The FDA has set a limit of 50 ppb for the ozone from electronic air cleaners. Consumer Reports tested several ozone air cleaners and concluded that ozone generators have limited value in unoccupied spaces yet ozone air cleaners cannot be used in places where people have to breathe. According to Consumer Reports Magazine (April 1996) "ozone air cleaners that generate ozone at sufficient levels can irritate the eyes, dry the throat, and stress the lungs." Other medical side effects of this technology won't be known until further studies have been conducted. However, ozone is indiscriminate and will attack non-pollutant organic materials, like oil paintings, as well. The U.S. EPA, the North Carolina Department of
Environmental, Health, and Natural Resources and many other well-respected organizations recommend that this type of cleaner NOT be used. AIRTECH's Board has committed never to employ ozone in its products.

     Anti-microbial chemically treated filters can serve as a pre-filter to the more effective and expensive HEPA filter, capturing the larger particles introduced to the product and thereby prolonging the life of the HEPA, which captures the very small particles. On its own, an anti-microbial pre-filter can introduce additional contaminants into the air, such as VOCs, toxins, endotoxins, and allergens from degrading microbial life trapped on the anti-microbial filter.

     High energy UV light has been proven to be effective on microbial life but is ineffective in destroying VOCs. High energy or low wavelength UV light can pose a danger to humans if exposed. "Single pass" efficiency is rather low due to the lack of residency time.

     Air cleaners such as Ionizers can be up to 90% efficient. That is to say that they will remove 90% of some types of pollutants. There is no medical evidence which recommends the use of ionizers to improve air quality for people suffering from asthma, allergies or upper respiratory problems. Most of these air cleaners ionize the air and place electrical charges on particles but do not have any charged collection plates. Rather, charged particles migrate through the air and stick to the first surface they run into: walls, furniture or lung tissue. They remain there until dislodged and re-enter the air again.

     Electrostatic methods have no effect on the destruction of VOCs nor are they very effective on small bioaerosols that are not attached to particulate matter. When electrostatic methods do trap bioaerosols, either the colonies will grow on the collection plates or if the bacteria is incapable of growing because of the rushing air past the surface, the bacteria will die, decompose and change to a VOC (toxin or allergen) and reenter the air stream. Electrostatic methods have no effect on reducing VOCs or organic odors. The Company does not endorse the use of electrostatic methods of air cleaning.

     Charged media filters are made from a dielectric material stretched across a frame. Applying a high DC voltage to the dielectric creates an electrostatic field. However, these electrostatic fields are not generally sufficiently strong enough to polarize most particles, severely reducing effectiveness.

Competition from Commercial and Residential HVAC Market:

     The domestic commercial and residential HVAC market is composed of a small number of large manufacturers. The two market leaders are the Carrier division of United Technologies and Trane Corp., a unit of American Standard. Carrier's 1995 revenues were $5.1 billion. Trane Corp. is number two in the industry with $1.9 billion in sales. Like Carrier, Trane competes in all segments of the HVAC industry including commercial, residential, air conditioning, furnaces and heat pumps. Other companies include Honeywell Inc., (NYSE:HON) and Trion Inc., (NASDAQ:TRON).

     Trion Inc., a publicly traded company in air purification operations consist of two principal segments: engineered products and consumer products (sales of $56 million). The engineered products group designs, manufactures and sells commercial indoor air quality and dust collection equipment and accounted for 70% of the company's total sales in 1997. The consumer products division manufactures and markets appliance air cleaners, including both table top and free standing console units Ceco Environmental manufactures and sells industrial air filters and filter fabric, as well as supplies air quality improvement systems. Environmental Elements designs equipment and supplies systems and services to the air pollution industry and designs large scale systems to control gaseous emissions. In addition, Environmental Elements designs electrostatic precipitators, fabric filters and scrubbing systems. Honeywell/Enviracaire has both commerical and consumer divisions with primary sales being from the consumer division.

     Fedders, Inc. ( NASDAQ:FJC) Corporation is a holding company which manufactures and sells a full line of room air conditioners and dehumidifiers, principally for use in U.S. residential markets. Annual sales are $351 million. Fedders has recently completed a tender offer to purchase the outstanding stock of Trion.

     CECO Environmental Corp. (NASDAQ:CECE), has been in the air quality technologies and services budiness for over 30 years. Current annual sales $24.5 million. Recently the Company has expanded the applications for its technology to include wastewater treatment. CECO, through its four subsidiaries, provides a wide spectrum of air quality and wastewater treatment products and services. These include: industrial air filters, high performance filter fabrics, environmental maintenance, monitoring and management services, waste water treatment and air quality improvement systems. CECO is a full-service provider to the steel, aluminum, automotive, aerospace, semiconductor, chemical and metalworking industries.

     United Air Specialists was established in 1966 to provide commercial and industrial environmental air cleaning solutions worldwide through a diverse product offering, dust collection systems, industrial fluid coating systems and industrial oil cleaning equipment. UAS product line includes the Smokeeter. Designed to meet the needs of each customer, UAS equipment is backed by strong performance guarantees, technical support and years of experience. UAS is an ISO 9001 certified company.

     Competition in the commerical market is very specialized with no one company offering a complete line of air filtration equipment but rather specialized in very destinct markets. In most major areas in the US there will also be various small commerical air filtration suppliers but not with a product line competitive with AIRTECH'S commerical units. In the consumer market many suppliers and manufacturers have a varity of air filtration products. AIRTECH'S entrance into the consumer market will be through its Medicare code product which will have no competition for some period of time. The private label licensing of this product to network marketing organizations will also be outside of direct competition with the many retail products current available with none of these products offering the technological innovations of AIRTECH consumer products line. AIRTECH expects to file for product patents or trademarks on certain of its air filtrationo units.

     As of the date of this memorandum, the Company is unaware of another company manufacturing or distributing a highly efficient or trunk-mounted air purification unit for the automobile. In fact, according to the Company's research, no product yet resembles a competitive obstacle. To be sure, however, the rapid fashion of the Company's anticipated market penetration will generate interest. Most likely, significant competition will come from established companies in the auto industry.

     Overall,   the  applications  for  the  Company's  products  are  seemingly limitless, since the cost to implement any of AIRTECH's products is small compared to the benefits that typically accrue to the user.

     AIRTECH's technology represents a superior method for removing and destroying pollutants in an indoor air environment, including microorganisms such as tuberculosis, viruses, fungi, bacteria and dust mites, in addition to VOC's and organic odors. The scope of the technology positions AIRTECH as the next generation air purification method for the 21st century. Some advantages of AIRTECH's products are:

     o    Biological air contaminants are destroyed and or removed .
     o    The process cleans and purifies the air through multiple air changes.
     o The process is effective for microbes, endotoxins, toxins, allergens, VOCs .
     o    No toxic chemicals are employed
     o    No ozone is generated or introduced into the air
     o    The process is regenerating
     o    The process works well at room temperature
     o    The required pressure drop and energy needs are low
     o Self-cleaning process does not reintroduce toxic post process residue into air stream
     o    The products are very economical to operate
     o Industry guidelines met re: single-pass contaminant removal efficiency and particulate filtration

Additionally, the Company seeks to compete in this growing marketplace with its unique to the industry franchisee network as well as other strategic marketing efforts discussed under Sales and Marketing Strategy.

Operations

     The Company currently maintains a warehouse facility of approximately 10,000 square feet in Dallas, Texas. In this facility the Series S-12, S-14, S-18 and S-22 have a current assembly capacity of 1000 units per month. This space is adequate for increased production with increased personnel. The anticipated unit volume of the Series 999, the automobile unit and Series 950, the Medicare unit during fiscal 1999 has caused management to select out-sourcing of these units for production.

     The Company has been seeking outsourcing agreements with local and international metal and plastics fabricators and assemblers. Under the Company's proposed business plan these outsourced entities would assemble, warehouse and ship the Company Series 999 and Series 950 units. Management believes using outsourced manufacturing will greatly reduce its initial startup production cost and the resulting operating cost while providing strong controls on product quality and inventories. The Company plans to shift assembly of its other units to an outsource manufacturer before fiscal end 2000.

     The Company will incur design start up cost during fiscal 2000 on its Series 999, Series 950 and redesign of Series S-14. These products cases will in ABA plastic requiring injection molding. The engineering and mold tooling cost for these products should be in the range of $400,000 for the Series 900, $400,000 for the Series 999, $500,000 for the Series 950 and $500,000 for the Series S-14/15. Once the engineering and mold tooling has been completed the Company plans to out-source the actual injection molding required for these units.

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


The AIRTECH Product Line consists of:

Series 12: The Series 12 is designed to fit into a 2 x 4-foot space of a ceiling. When installed in a ceiling opening, 5.5 inches of the unit's decorative ABS plastic lid protrudes from the ceiling. This unit filters approximately 1200 cubic feet of air each minute removing particulates, gases and odors. Markets for this unit include the food and beverage industry, hospital and nursing homes, print shops, office buildings and other industries with problems involving cigarette or cigar smoke, odors and particulates larger than .3 microns.

Series 14: The series 14 is designed to mount against a wall at the joining point of wall to ceiling. The unit is approximately 36" x 14" x 14" with the visible portion being 20 gauge sheet metal, having a sculptured geometric appeal. The unit filters approximately 400 cubic feet of air per minute. The markets for this product are those having problems with any particulate, gas or odor found in rooms under 400-sq. ft. such as hotel and motel rooms, offices, classrooms, patient rooms and small shops. Multiple units can be installed to accommodate larger rooms.

Series 15: The series 15 is a unique room unit designed to complete 12 air changes in a room approximately 150-300 square feet unlike the Series 14, the Series 15 is built incorporating a three dimensional look to fit in the corner of a room as well as be more attractive. The initial prototype is (45*12*14), it weighs approximately 44 pounds an dis the prototype unit being used in the evaluation of products for the hotel sector.

Series 16: The Series 16 is a flush mounted unit tht is "invisible" in a small room approximately the size of the area treated by the Series 14 and Series 15. The Series 16 is 24*24*18 and installs flush in ny room. The prototypes have been installed, but with design enhancements around sound and bypass issues will be re-engineered for a future launch date.

Series 18: The S-18 is a commercial unit which can service up to five offices or rooms with inexpensive flex ducting. It is installed above the ceiling where it is out of view. The unit requires no HVAC modifications and operates in a very quiet fashion.

Series 22: The series 22 is a ductable, hidden unit for both commercial and light industrial applications. This unit allows remote positioning (i.e. on the roof) and collection of contaminants from distant zones. The clean air discharge can be directed to zones as needed. This unit permits creation of negative and positive pressure zones providing maximum control of airborne contaminant movement. The air cleaning capacity is approximately 1800 cubic feet per minute. This unit will also soon be available for the upscale residential market for both new construction and retrofit.

Series 900: The Series 900 is avery unique portable auto air purification system that is designed to be plugged into a cigarette lighter and be fully transported. Designed arouind a "Frisbee" look, this ergonomic unit is a 8*3 circumference product that can do up to 20 air changes each hour. Thus unit has completed all the engineering and is ready to be made into an ABS plastic mold, ideal markets for distribution will include retail stores as well as infomercials and network marketing organizations.

Series 999: Was developed as an automotive after market product to be mounted in the trunk of new and used cars. The unit was designed to move 100 cubic feet of air per minute with a complete air changes in an automobile every 20 seconds. This product will retail for under $600. The Company expects that the 999 will be a leader in the automotive after market family of products. Intentions are to wholesale the product to a nationwide company specializing in after-market sales to automobile dealers.

Series 950: A working proto-type of this unit is finished. This is the unit being submitted for approval under Medicare with related charges. It will retail for $795. The product incorporates a highly efficient filtration system which includes the following:

     (1)  Antimicrobial pre-filter
     (2)  Hospital grade 99.97% HEPA filter - for removal of particles
     (3)  Trisorbent filter - for removal of gases
     (4)  PCO (Photocatalytic Oxidation) - destroys VOC's
     (5)  Ultra-Violet Bulb
     (6)  Ionization - negative ions and activated oxygen

Down Draft Tables: The series 220 and 230, designed for the nail manicure industry and was first introduced in January 1996, have largely been discontinued by the Company. It was modified from the original design to reduce manufacturing cost and ease of servicing while improving gas, odor and particulate filtration efficiency and extending the life of the sorbent media filter. This series has a single speed 450 CFM blower with a sorbent media filter designed for the special needs of this industry. The Company, in the Dallas market, has developed a lease program requiring a deposit and first months rent, which recovers the cost of the table in approximately 3 months. The Company applies one half of the monthly lease payment to the full retail purchase price thus allowing the manicurist to own the table in 12 to 18 months.

Replacement Filters: The Company manufactures its sorbent media filters; pre-filter material is purchased in bulk and cut to proper sizes, and the HEPA type filters are out-sourced. The life of the filters will vary on the application and the degree of contamination; however, the Company anticipates each unit sold will require an average of one to two complete filter changes per year. The filters in the ceiling units will be standardized with a set of new filters having a retail price of $350 to $500 depending on uses. The automobile unit will require approximately $50 in replacement filters per year; the portable unit approximately $100 per year, and the down draft tables $600 per year depending on application. The Company will realize in excess of 300% average gross profit on filter sales at current pricing levels.

Market Research

          o Medical and Specialty facilities such as hospitals, clinics, nursing homes, laboratories, day care centers, emergency rooms, etc. represent a large market to AIRTECH. In fact, any facility where indoor air quality is critical to the safety and health of the patients/customers is a potential market.

          o The Commercial and Residential HVAC market is estimated to exceed $9 billion.

          o    In the United States alone, there are over 60 million residential
               homes  with  central  air   conditioning   systems   occupied  by
               individuals with a need for better indoor air quality.

          o The Industrial air quality market is estimated to have sales which exceed $12 billion. Increased local, state, and federal regulations are continuing to require cleaner indoor air quality.

          o    The   Transportation   sector   including   automobiles,   buses,
               railroads, aircraft, and cruise ships have a specific need for improved indoor air quality.

          o Approximately 75 million people suffer from upper respiratory discomfort and allergic reactions due to poor indoor air quality.

     People in vulnerable categories are particularly sensitive to indoor air quality. These include older people in nursing homes and hospitals, those people who are susceptible to allergies, asthma and other respiratory ailments, and young children. More than 30% of the U.S. population falls within these categories. AIRTECH's technology provides an inexpensive solution to the indoor air quality problems.

     Consumers are becoming more particular about the air quality in their environments. Specifically, this trend will lead to an increase in the demand for better filtration systems. AIRTECH is bringing this new revolutionary technology to the marketplace. AIRTECH's technology will outrank other providers' air purification systems that use traditional methods for indoor air purification. These other technologies are less effective in safely removing bacteria and VOCs from the air.

     The economic benefit of implementing AIRTECH technology is compelling as operating costs in tight buildings are reduced while worker productivity is improved. The economic pay back should be very rapid through energy savings and reduced absenteeism.

Marketing and Sales Strategy

     AIRTECH's marketing strategy, perhaps as much as any other factor, will be the reason for growth in sales. Most of the time in this industry, the sales and marketing job is left to an HVAC contractor or repairman armed with little more than a product installation guide. AIRTECH's approach is vastly different. The Company is targeting several distribution channels for direct exposure of its products and teaching consumers about the costs and solutions for indoor air contamination. Management is using a carefully mapped multi-channel approach to market its product line, and believes this differentiator, in addition to its superior products, will yield substantial growth for the next several years. For example, the following channels are or plan to be utilized:

1. Franchises - The company currently has 22 franchisees that are selling product in various parts of the country. The Company provides a three day Indoor Air Quality Certification program for all the franchise graduates. The franchise program is a unique combination of a "home based" business whereby each franchisee has a protected territory and unlimited number of leads and future potential accounts to serve.

2.   International  Licenses - AIRTECH has  already  licensed  the  distribution rights to its name and technology in the countries of Taiwan, the Philippines, Turkey, Canada and Spain. The Company is also working with the UK, Mexico, Venezuela, Belgium and Germany. The Company, now that it has a full product line to offer, intends to more aggressively pursue international distribution relationships. All sales are made in U.S. dollars, FOB Dallas. Entire countries sell for a minimum of $100,000.

3. Manufacturer's Reps - There are approximately 260,000 HVAC Contractors in the U.S. alone. This unconsolidated group of professionals accounts for a significant amount of the current sales of air purification and cleaning units. The Company will make certain products available to them, such as the Series 12.

4. Internet - Internet usage has doubled over the last 12 months and consumer purchasing will continue to grow in accordance. 73% of web users search for information about products and services, and 7.4 million users have made at least one purchase over the internet. The demographics of web users also fit well with the Company's products. Most are well educated and earn significantly more income than average.

     The Company's Airsopure website is www.airsopure.com, www.airsopure.net or www.airtechgroup.com. On these sites, visitors can educate themselves about the Company's products and order online. The Company intends to spend additional funds in an effort to direct more internet traffic to its websites as well as Shabang!.com, a _____. AIRTECH's website is www.airtechgroup.com. These websites give the Company several additional advantages: access to 60 million people worldwide, reduction in distribution costs, quicker advertising response times, direct feedback from customers and instantaneous updating of information.

     The keys to successful marketing on the internet will be exposure and association with other well-traveled websites, security, a clean design and ease of use and product testimonials which will also be included.

Potential New Market:
5. Retail Distribution - the Company has developed several important products which it believes suitable for retail distribution. Most notable are the portable Series 900 and the Series 850, both of which have low price points and appeal to the broad market of consumers. The Company is in discussions already with one of the largest retailers in the world for distribution of both the Series 900 and 850.

Potential New Market:
6. Home Shopping/Infomercial - The Series 900 and 850 will also be distributed via a powerful home-shopping medium such as QVC or the Home Shopping Network. In this well established marketplace, over 80% of all U.S. cable homes can be reached through the television or computer. Over 40 million Americans have purchased products through a home shopping medium, and some 400 new products get introduced to television viewers each week.

Potential New Market:
7. Joint Venture - the Company has begun discussions with several possible joint venture partners for international manufacturing, outsourcing, marketing and distribution. In some countries, the air quality is dramatically worse than it is in the U.S. and the Company feels that its products would be highly marketable in these areas. Just a few examples are Chile, Brazil and Mexico.

Potential New Market:
8. Network Marketing - One of AIRTECH's target markets is the "Portable Room Air Cleaner" market, particularly to introduce the S-900. Entry for this product will be gained through relationships with both retail organizations and large network marketing firms. Several such firms have indicated interest in the Company's products, representing they could sell a very high quantity of machines. The worldwide market for portable room air cleaners based on particulate filtration technology is approximately $750 million. Growth is estimated between 10-15% annually. Due to its technology, competitive pricing and economical operation, AIRTECH is confident that it can capture a significant share of this market. The advantage of this channel is that the Company will be able to private label product and drop ship large trucks of finished manufactured goods straight to the network marketing company's warehouse, not acting as the final distribution point or returns center.

Potential New Market::
9. Medicare - DME's - AIRTECH knows that physicians regularly recommend the use of portable air filtration systems for their patients suffering from chronic and acute episodes of illness related to allergies, asthma and general upper respiratory distress. In the absence of a Medicare "code" and insurance billing, patients are generally forced to incur the expense of such technology on a non-reimbursable basis. These medical conditions are frequently elevated from a chronic status to acute episodes due to the inhaling by patients of various airborne contaminants.

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

     AIRTECH has identified a national distribution network composed of highly successful durable medical equipment (DME) distributors that have existing sales forces and marketing infrastructures. Association with the DME's creates an immediate distribution network for the Model 950 without forcing AIRTECH to incur the management challenges of creating and maintaining its own sales force or recreating the DMEs' existing client bases. The DME's already work with physicians providing other medical devices such as walkers, wheelchairs, hospital beds and electronic monitoring devices. The Model 950 becomes a new product for the DME's within an industry where new products are not common. AIRTECH has initiated the steps necessary to secure the Medicare code and expects to receive final approval for the product by the end of calendar 1999.

     Thereare approximately 38.8 million enrollees in the Medicare system. Of these, approximately 31 million individuals suffer from some sort of upper-respiratory problem. This represents the end-user market for AIRTECH's Model 950. A 1% market penetration would represent to the Company approximately $100 million in totalrevenues. The channel to tap this market is the already-established DME channel, of which there are approximately 10,000 DME suppliers in the U.S. These DME's already sell millions of dollars of highly competitive products, and with the Model 950, will be able to sell a product at comparably high margins with essentially no supplier competition. With the distribution strategy of utilizing the existing DME's, the Company will only incur very limited sales and marketing expenses.

Potential New Market:
10. Automobile Dealers - There are approximately 24,000 franchised new car dealers in the U.S. Some of the auto makers have begun to experiment with various air cleaning systems, such as Mercedes Benz and BMW. The Automotive Clean Air Council was formed after the disclosure of research conducted by a leading educational institution: that the quality of air in many automobile air conditioners may be poor due to contamination with fungi and spores which are unhealthy, and which can trigger allergic reactions.

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

     AIRTECH will tap into this multimillion dollar market through an agreement it has with a nationwide auto after-market company, by wholesaling product to it. Other after-market products such as the "gold" package, fabric sealant and window tints will continue to sell; however, the Company believes a very highly effective and affordable air purification device like the Model 999 will explode onto the market in 1999.

     To hit the forecasted sales goal for FYE 1999, the Company's minimum objective this year is to sell the 999 through at least 60 large auto dealers in the U.S., each dealer selling at least 100 units per month, at a wholesale price to the Company of approximately $300.

Series 999 Market Strategy

The Company initially observed the ever-growing problem with abundant air contamination in automobiles and transport vehicles across the nation. The Company recognized that not only is the contamination immense and growing, but also that no real technological solutions were being applied to remove the harmful and irritating smells, gases and micro-particles that can cause and exacerbate respiratory problems. Clearly, flowing additional fresh air from the outside not only is an impossibility during the winter and summer months, it is responsible in large part for a number of the respiratory problems experienced by individuals. The Company concluded that solving these issues for the public could provide tremendous economic rewards and higher auto resale values to a wide variety of customers, such as car rental companies, automobile dealers and government vehicles. One of the foremost complaints in the car rental industry, shared with that of both the new and used car industry, is the stingy smells associated either with new material off-gassing or with fabrics and materials in the automobile cabin that have absorbed pollutants like cigarette smoke for prolonged periods of time.

Nearly 200 million vehicles are in use across the country. Of these, approximately 150 million are passenger vehicles. Approximately 2 million cars in the U.S. are owned by the major car rental companies. Approximately 3 million vehicles are government owned and used. Each year in the U.S., 12 million new vehicles are sold and become potential installations for the S-999. The majority of automobiles fall into the category of used or more than one year old. There are a number of other categories which represent significant portions of the overall market as well, including taxis, limousines and eighteen-wheeler trucks or transport vehicles. The average American spends 3 1/2 hours per day in his vehicle. This much exposure, when added to outside contaminants such as road pitch, microscopic tire dust, allergens and hazardous gases and odors, leaves many car drivers with recurring headaches, eye irritation, nausea and even central nervous system problems. Of course, allowing smoking to occur in the automobile exposes drivers and passengers to carcinogenic cigarette smoke which can lead to cancer if not filtered out of the air.

Management researched the problems, economics and technology required to remove airborne contamination inside vehicles. It then created an exclusive product, called the S-999, with a patented technology and design which can totally remove microscopic particles, gases and odors inside the automobile. The patent pending technology incorporates a three-part patented filtration system in removing up to 99.97% of most all microscopic particles and gases.

The Company's marketing strategy in year one is to establish significant penetration into two primary markets, the rental car companies and government vehicles. In these markets, the Company believes it can commence wide scale distribution while maintaining the highest level of profits in order to self sustain maximum internal growth in years two and three into the other identified target markets.

Rental Car Companies

The rental car market in the U.S. is comprised of the following companies:

         Total Worldwide Fleet                        Total Worldwide Fleet
         ---------------------                        ---------------------
Avis           200,000                    Budget             265,000
Dollar          75,000                    Enterprise         389,000
Hertz          500,000                    National           250,000
Thrifty        250,000                    Alamo              300,000

As of the date of the writing of this memorandum, the Company has entered into preliminary conversations, testing, and preliminary negotiations on the S-999 with one of the major rental car companies for a significant distribution contract, and expects to negotiate with several other rental car companies prior to selecting its first customer in this market. Should a rental car company choose widescale installation of the S-999, it would clearly have a hold on the first real differentiator between it and its rental car competitors.

Government Vehicles

The government vehicle market, with an estimated total "fleet" of 3 million vehicles, is sub-divided into the following areas:

Local police                   State highway patrol
Sheriff                        Immigration
FBI                            Fire
Customs                        State officers
County officers                City officers
City workers                   Health Dept.

The Company is working with several key government officials in identifying the health benefits and cost savings in installing the S-999 in government issued vehicles. Working through the proper channels, Airsopure believes the S-999 will receive highly favorable, government-controlled lab and field test results which may be published and widely read. Passenger cars used by police and immigration officials are subject to a wide variety of additional air contaminant risks such as tuberculosis.

International Market

The company anticipates more significant expansion into several international markets in year two and especially in year three. Those countries with more than 3 million passenger vehicles, ranked from top to bottom, is listed below:

                           Passenger Cars            Cars per 1000 population
United States               149,120,000                       563
Japan                        45,000,000                       360
Germany                      40,499,442                       495
Italy                        31,700,000                       551
France                       25,100,000                       433
United Kingdom               20,780,000                       366
Canada                       14,280,000                       467
Spain                        14,212,259                       351
Russia                       13,550,000                        91
Brazil                       13,030,000                        84
All Other                    74,084,889

With Airtech's sub-manufacturing companies, international expansion is expected to proceed without much delay and with significant economies of scale.

Auto Dealers

In the U.S. each year, the major auto manufacturers produce and sell some 6 million new passenger cars. They build and sell an additional 6 million trucks. These sales occur primarily through some 24,000 franchised automobile dealers. Literally every vehicle produced is a potential target for the Airsopure S-999, because no vehicle or its passengers is protected from the dozens of airborne contaminants that constantly circulate through a vehicle. The average automobile dealership experiences limited return visits from customers who buy new cars, with exception to those times when warranty service work is needed. There has never been a product before which gives the car buyer another reason to return to the dealership with some regularity. With the S-999, and the filters that need to be replaced once or twice per year, the dealers capture a new level of repeat business. For this reason, the Company believes the S-999 is marketable in wide measure to the 24,000 dealerships in the U.S.


The following is a list of the top U.S. auto manufacturers' production of vehicles:

Daimler Chrysler       2,671,366          Ford Motor Co.     4,380,920
General Motors         5,410,560          Mazda                100,455
BMW                       61,726          Honda                806,666
Mitsubishi               187,531          Nissan               561,358
Subaru-Isuzu             185,927          Toyota               541,524
Volkswagon               249,274


Retail Stores

The Company believes that by year three of the S-999 rollout, limited distribution will occur various retail stores such as Sams and Walmart, Home Depot, Kmart, Sears, Chief Auto Parts, and various tire retailers and stereo retailers. Portable room air cleaners manufactured by companies such as Honeywell and Sunbeam have become a staple on the retail store-shelf. The S-999 would become the first auto air cleaner to be distributed via retail outlets.

S-999 Activities:

To date, the Company's activities on the S-999 have been focused on (1) surveying the needs of the automobile driver, (2) beta site testing the S-999 under various operating conditions (3) identifying, prioritizing and working with maximum impact channels of customers and distributors to assure nationwide and worldwide distribution of the S-999 and (4) applying state of the art and exclusive technology to produce the highest quality air purification device in existence for the automobile.

The Company's efforts over the last six months has successfully rendered the following:

          (1) All market outlets have been identified and prioritized. This includes known automotive after-market product companies and distributors, new-automobile dealers, used-automobile dealers, regional and national car rental companies, national transport companies, taxi services, limousine services and all government agencies or departments that control issuance of government vehicles to government employees. Demand for a product like the S-999 has been continually verified.

          (2) The S-999 has been developed and engineered for easy installation and easy filter replacement.

          (3) Lines of communication with federal, state and local governments have been opened and the demand for the S-999 has been verified.

          (4) A long-term, high volume, and repeat customer base for the S-999 replaceable filters has been designed into the S-999. Access to the proprietary replacement filters is controlled by Airsopure, Inc.

          (5) Initial distribution points for the first year of production have been contracted with at arm's length to provide immediate distribution.

          (6) Three sub-manufacturing companies have been contracted with to ensure supply coverage on the anticipated first year's demand.

          (7) Lab facilities have performed favorable scientific testing and efficacy reports on the S-999.

          (8) A Public Relations strategy has been written for each high profile target market in order to assist in the creation of market and consumer awareness.

Immediate Goals and Objectives for S-999.

          (1) Direct mail campaign to 1300 police departments in the State of Texas

          (2) Contact supply companies providing product specific to police departments

          (3)  Contact national auto rental companies

          (4)  Contact national auto parts and retail stores

          (5)  Contact car dealers in the Dallas-Fort Worth, Texas area

          (6)  Contact regional car stereo and installation companies

          (7)  Exhibit  product  in  Europe  at  the  International   Automobile
               Association trade show in Frankfurt, Germany

          (8) Continue work to get air purification and the S-999 in print and other media

          (9)  Make the S-999 available to internet electronic shopping


Government Regulation

     The Company operates under the guidelines set forth by the Federal Trade Commission under the FTC Rule which became effective October 21, 1979. Under this rule, the company is required to issue a Uniform Franchise Offering Circular (UFOC) to all potential purchasers of a franchise. The UFOC format is an alternate format allowed in lieu of the more common FTC disclosure format. The Company's current UFOC is compliant in 36 states. In addition to this format, fourteen states require additonal information to be contained within the UFOC for sales of new franchises within their respective states. The company currently is registered in one of those states, Michigan. Any violations under the FTC Rule are considered unfair or deceptive acts or practices within the meaning of Section 5 of the Federal Trade Commission Act. In response to the FTC Rule requirements, the Company formed a subsidiary, Airsopure, Inc., and registered it as a franchisor in April of 1997. Airsopure is in compliance with the FTC Rules regarding its UFOC.

Permits and licenses, Patents, Trademarks, Licenses and Copyrights

The Company does not own any patents or registered trademarks or trade names. The Company has common law trademark protection for certain of its trade names and service marks and is seeking protection for its tradename Airsopure both domestically and abroad. The Company is pursuing copyrights for certain of its promotional and franchise training materials. While the Company's products and marketing strategy are currently a unique implementation of filter media, it does not believe that its products are ultimately patentable.

Suppliers

The Company purchases its supplies and materials used in its business from a number of vendors. As of May 31, 1999, one of these vendors, Carlo Gavazzi, accounted for 42% of the balance owed, while four others, Revcor, Geotex, Matrix Metals and Glasfloss combined accounted for 20%.

Estimate of R&D Expenditures

During fiscal years ending May 31, 1999 and 1998, AIRTECH incurred various research and development expenditures. Such expenditures are not separately identifiable by the Company but are estimated at approximately $200,000. The Company's costs included salaries, materials, finished units and travel and correspondence.

Employees

As of August 1, 1999 AIRTECH had 15 full-time employees

The Company's fiscal year runs June 1 to May 31 of each year.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company maintains its executive offices at 15400 Knoll Trail, Suite 106, Dallas, Texas and a warehouse facility located at 12561 Perimeter, Dallas, Texas. These facilities having a total of approximately 14,000 square feet and a total rental cost for fiscal 1999 of $86,794. The Company is committed to the facility leases at these locations until May 31, 2000 and September 30, 1999, respectively.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations and believes that these properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is in litigation with LLB Realty, L.L.C. which has filed a claim in Superior Court of New Jersey, Mercer County alleging claims under an office lease agreement. The Plaintiff, LLB Realty, asserts damages involving finish out for subsequent tenants and lost billings. Settlement negotiations have been ongoing and the Company expects this matter to be settled with an issue of the Company's Common Stock (See notes to audited financial statements). This litigation stems from a lease contract obligation incurred by the former media based enterprise of Interactive Technologies Corp.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual shareholders' meeting on October 5, 1998 wherein the shareholders were asked to vote for a number of issues (1) approval of a change in the Company's name from Interactive Technologies, Inc. to Airtech International Group and (2) for approval of a 1:5 Reverse Split of the Company's Common Stock. Based on proxies and votes of shareholders attending the annual meeting, 14 million shares (93%) voted approving both resolutions with 1 million shares (7%) voting against or abstaining. The 15 million shares voting represented 60% of the 25 million common shares issued and outstanding as of the notification date for the meeting. Greater than 75% of the holders of the 14 million shares approving both shareholder resolutions were also holders of Series A Preferred Stock and 10% Debentures which were issued in conjunction with the merger of Interactive Technologies Inc. and Airtech International Corporation. Effective July 31, 1998, the Board of Directors, according to the provisions of the Preferred shares and Debentures, approved the conversion of the Preferred and Debenture holdings to the Company's common stock. The Company considered that counting votes from Preferred and Debentures would not provide a significant difference in outcome to warrant increasing the quorum.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     AIRTECH common shares were traded on the National Association of Securities Dealers Automated Quotation Systems (NASDAQ) SmallCapMarket under the symbol "ITNL" until October 23, 1997. Following a rule change by NASDAQ for qualifying for a SmallCapMarket listing it was determined that the Company was no longer eligible for a listing. Since October 23, 1997 the Company's shares have been traded in the "over-the-counter" or "Bulletin Board" market. High and low sales prices for the quarters of fiscal year 1998 and 1999 were:

                                            High              Low
Fiscal Year 1999
                         4th Quarter      $ 0.56           $ 0.12
                         3rd Quarter        1.03             0.14
                         2nd Quarter        1.50             0.47
                         1st Quarter        3.28             0.63

Fiscal Year 1998
                         4th Quarter      $ 3.13           $ 1.09
                         3rd Quarter        3.13             1.25 Bulletin Board
                         2nd Quarter        5.16             1.25
                         1st Quarter        6.41             3.75 Small Cap Mkt

Holders

     As of July 30, 1999, there were approximately 1219 holders of record of the Company's Common Stock.


Dividends

     There have been no dividends declared or paid on the Common Stock and the Company has no current intentions to declare or pay dividends on the Common Stock. The Series "A" Preferred Stock does not bear a preferential dividend. The Series "M" Preferred Stock has a preferred dividend right that are tied to the income from the Medicare Series 950 unit. (See Series "M" for details.) Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the company's financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

                                   Shares Issued   Price per                                     Issued under Exemption
          Date           Title                       Share         Nature of Transaction


    August 31, 1999   Common             358,591   $0.34 to    Shares issued to investment    S-8 Registration
                                                     $0.50     bankers, consultants,
                                                               management, CEO and
                                                               President for services
                                                               rendered or to be rendered.
    June 30, 1999     Common           1,200,000     $0.10     Shares issued to accredited    Private placement issued
                                                               investors, including 500,000   in accordance to Section
                                                               shares to CR Saulsbury,        4(2) of the Exchange Act
                                                               Sr..  Warrants attached are    of 1934
                                                               exercisable at $0.20 and
                                                               expire on May 31, 2000

    December 31,      Common             300,000     $0.19     Shares issued to CEO and       S-8 Registration
    1999                                                       President for services
                                                               rendered
    May 31, 1999        Common           700,000     $0.10     Shares issued to accredited    Private placement issued in
                                                               investors, including 500,000   accordance to Section 4(2)
                                                               shares to Peter Kertes.        of the Exchange Act of 1934
                                                               Warrants attached are
                                                               exercisable at $0.20 and
                                                               expire on May 31, 2000
   February 28,        Common         1,583,134     $0.50     Shares issued to CEO and       Private placement issued in
    1999                                                       President in consideration     accordance to Section 4(2)
                                                               of deferred wages from June    of the Exchange Act of 1934
                                                               1, 1997 through December 31,
                                                               1998
    December 31,        Common            46,250     $0.50     Warrants exercised by          Private placement issued in
    1998                                                       holders of Series M            accordance to Section 4(2)
                                                               Preferred Stock                of the Exchange Act of 1934
    November 30,        Common           828,000     $0.33     Shares issued to accredited    Private placement issued in
    1998                                                       investors including CR         accordance to Section 4(2)
                                                               Saulsbury, Sr.                 of the Exchange Act of 1934
    November 30,        Common           224,000   $0.48 to    Shares issued to investment    S-8 Registration
    1998                                             $0.69     bankers and consultants
                                                               for services rendered
    August 31, 1998     Common           146,025   $1.25 to    Shares issued to consultants   S-8 Registration
                                                     $1.56     and employees for services
                                                               rendered
    July 31, 1998       Common         2,614,286     $0.70     Conversion of debentures       Private placement issued in
                                                               issued in conjunction with     accordance to Section 4(2)
                                                               the merger of ITC and AIC      of the Exchange Act of 1934
    July 31, 1998       Common         2,371,603  One-for-one  Conversion of Series A         Private placement issued in
                                                               preferred stock issued in      accordance to Section 4(2)
                                                               conjunction with the merger    of the Exchange Act of 1934
                                                               of ITC and AIC




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 31, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

 The directors are:

          NAME               AGE            POSITION

      C. J. Comu              38             Chairman

      John Potter             57             Director

The executive officer and other officers are:

          NAME               AGE            POSITION

      C. J. Comu              38             Chief Executive Officer

      John Potter             57             President

      Darrell R. Jolley       36             Chief Financial Officer

      Douglas S. Keane        50             Vice President of Franchising
                                             President, Airsopure, Inc.
                                             (subsidiary of the Company)

      Roger Thurmond          54             Vice President of Research and
                                             Development

      Scott W. Pollock        29             Vice President of Finance


     C.J. Comu, Chief Executive Officer Mr. Comu has served as CEO and Chairman since May 31, 1998, serving as Director for the greater of one year or the next annual shareholders' meeting. Mr. Comu was a co-founder, CEO and Chairman of Airtech International Corporation (AIC), since its formation in 1995. Mr. Comu began his career in the stock and commodities industry as a specialist in precious metals and currencies for Conti Commodities Group. He co-founded MBA Corporate Group, one of the largest financial application software companies in the country. Mr. Comu has been a successful entrepreneur, financier and turnaround professional to several start ups and operating companies during his term as President of Credit America Holdings Group, a privately held and managed investment banking and consulting firm. Mr. Comu founded Transworld Leasing Corporation prior to forming AIRTECH.

     John Potter, President and Director of Govt. Accounts Mr. Potter has served as President and a Director since February 11, 1998, serving as Director for the greater of one year or the next annual shareholders' meeting. Mr. Potter was a co-founder, President and a Director of Airtech International Corporation (AIC) since its formation in 1995. Mr. Potter began his business career with Xerox Corporation and later moved into the world of finance with Wells Fargo & Company, handling their national leasing division. Mr. Potter was the founder of Alpha Leasing, which grew into one of the largest leasing companies in the Southwest. Mr. Potter co-founded Transworld Leasing Corporation with Mr. Comu, providing financing and marketing expertise to the medical, computer and corporate sector prior to the formation and launch of AIRTECH. Prior to beginning his business career, Mr. Potter was an officer in the US Army.

     Darrell R. Jolley, CPA Chief Financial Officer Mr. Jolley has served as CFO since November 1, 1998. Mr. Jolley started his career at the firm of Deloitte and Touche. After five years with this firm, he was the Controller of Douglas Packaging, a manufacturing company, before he served the same function at Harris Adacom Systems, a computer distribution company. From 1994 to prior to joining the Company, Mr. Jolley was the Chief Financial Officer of Eyemakers, Inc., a Nasdaq/OTCBB optometry practice management company. Mr. Jolley has handled mergers and acquisitions, strategic planning and SEC financial reporting. His expertise lies in working within start-up and fast growing companies.

     Douglas S. Keane, VP of Franchising and President of Airsopure, Inc. Mr. Keane has served the Company since March 1997. Mr. Keane has twenty-seven years of diverse franchise experience. He joined AIRTECH in January of 1997 and helped create Airsopure, Inc. in March. Prior to joining the Company, Mr. Keane had been a franchise consultant since 1980, operating under the name Keane Ideas, Inc. He was the founder of Beauty Secrets International, featuring Victoria Jackson Cosmetics, National Pet Care Centers and Nutra First Corporation with entertainer Pat Boone. Mr. Keane has owned and operated successful franchised regions for Realty World Corporation, Vidtron International and American Home Shield.

     Roger Thurmond, Vice President of Research & Development Mr. Thurmond joined the Company in June 1998. Mr. Thurmond handles Airsopure products from the design and conception stage to prototype and the merchandising stage. He has over twenty-five years experience in real estate development and over 15 years experience in Indoor Air Quality design and manufacturing. With his own company during the 80's, he developed the first integrated heating/cooling air-cleaning system available in the industry. Mr. Thurmond has been active for many years in The American Society of Heating, Refrigeration and Air Conditioning Engineers (ASHRAE), The National Association of Homebuilders and The Building Owners and Managers Association.

     Scott W. Pollock, Vice President of Finance Mr. Pollock joined the Company in August 1997. Mr. Pollock began his career in operations and finance, for NYSE-traded Inacom Corporation, now the country's largest corporate computer aggregator ($7 billion '98 revenue). Within 3 years, he had become Inacom's Director of International Operations and Finance. During his stay, the international division grew profitably from zero to over $60 million in revenue within a period of two years. Mr. Pollock also became proficient in turnaround management and mergers and acquisitions during this time. He subsequently entered the investment banking and corporate finance business in Dallas, Texas, and joined Airsopure in mid 97. Mr. Pollock heads up financing efforts, broker-dealer management, mergers & acquisitions, and investor relations for the Company.

Directors receive no cash compensation for their services as directors. However, Company policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of the Board of Directors. The Company is also considering stock and option grants for outside directors.

The Company's Board of Directors currently has no subcommittees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and person who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the"SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file with the SEC and the NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons failed to timely file Forms 3, 4 and 5. John Potter, Darrell Jolley and Douglas Keane filed Form 3's effective July 29, 1999. John Potter, Darrell Jolley and Douglas Keane filed Form 4's for stock grants and other transactions during and subsequent to fiscal year end 1999 on August 23 and 30, 1999. CJ Comu filed Forms 3, 4 and 5, for activity and balances through May 31, 1999, on August 30, 1999. John Potter filed an amended Form 3 on August 30, 1999. John Potter, Darrell Jolley and Douglas Keane filed Form 5's on August 30, 1999 for the Company's fiscal year ended May 31, 1999. John Potter, Darrell Jolley and Douglas Keane filed Form 4's for stock grants and other transactions during and subsequent to fiscal year end 1999 on August 23, 27 and 30, 1999. In prior years, the Company, based on a review of filings with the SEC, has determined that no other officer or director or 10% beneficial owner filed Forms 3, 4 or 5. The Company has determined by the available records that there are no other beneficial owners of 10% or more of the Company's Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer, President and other individuals who served as executive officers whose total compensation was $100,000 or more (each, a "Named Executive Officer").

                                                                                                  Long Term Compensation Awards
                                                               Annual Compensation
                                                                                                                       Securities
   Name and Principal Position      Fiscal Year    Salary (8)    Bonus ($)    Other Annual       Restricted Stock      Underlying
                                                                            Compensation (6)        Awards ($)           Options

CJ Comu, CEO, Chairman                 1999        $ 46,875        $ 0           $ 0                $ 395,834           791,667  (2)
                              (1)      1998               0          0             0                   28,500           150,000
                                       1997         297,072          0             0

Perry West, (former) CEO, Chairman
                                       1998          24,000          0         250,000                    0                 0

John Potter, President                 1999          46,875          0             0                  395,834           791,667  (3)
                              (1)      1998               0          0             0                   28,500           150,000
                                       1997         294,178          0             0

Darrell R. Jolley, CFO                 1999          58,333          0             0                   12,500            25,000  (4)

Bobby Cox, (former) CFO                1998               0  (7)     0             0                      0                 0
                              (1)      1997          26,667  (7)

Douglas S. Keane, President of
Airsopure, Inc.
                                       1999           77,500         0             0                   12,500            25,000  (5)
                              (1)      1998           62,917
                                       1997           18,750

(1) Disclosure is made of Named Executive Officers of the Company's subsidiary, Airtech International Corporation for fiscal years 1998 and 1997 for positions substantially similar to positions held in employ by the Company for fiscal year 1999.

(2) Mr. Comu received 791,667 shares of restricted Common Stock in fiscal 1999 for deferred wages for the period from June 1, 1997 through December 31, 1998, the fair value of which shares was $395,834 on the date of grant, January 31, 1999. He received 150,000 shares of Common Stock under S-8 registration in additional compensation in fiscal 1999, the fair value of which was $28,500 at the date of grant, December 31, 1998. All of these shares were fully vested on the date of grant. None of the shares are entitled to dividends.

(3) Mr. Potter received 791,667 shares of restricted Common Stock in fiscal 1999 for deferred wages for the period from June 1, 1997 through December 31, 1998, the fair value of which shares was $395,834 on the date of grant, January 31, 1999. He received 150,000 shares of Common Stock under S-8 registration in additional compensation in fiscal 1999, the fair value of which was $28,500 at the date of grant, December 31, 1998. All of these shares were fully vested on the date of grant. None of the shares are entitled to dividends.

(4) Mr. Jolley received 25,000 shares of Common Stock under S-8 registration in additional compensation earned in fiscal 1999, the fair value of which was $12,500 at the date of grant, June 16, 1999.

(5) Mr. Keane received 25,000 shares of Common Stock under S-8 registration in additional compensation earned in fiscal 1999, the fair value of which was $12,500 at the date of grant, June 16, 1999.

(6)  Mr. West

(7) Per Board resolution of January 31, 1996 (within fiscal year 1997), Mr. Cox' salary was authorized as $100,000 and in fact had been compensated at least at that level in the prior year. Mr. Cox separated from the Company in October 1997.

(8) See terms of employment agreements for Mr. Comu, Mr. Potter, Mr. Jolley and Mr. Keane under the section titled "Employment Agreements." Except for Mr. Keane, all amounts for fiscal 1999 represent payments for only part of the year.



The Following table sets forth (a) the number of shares underlying options granted to each name Executive officer during fiscal 1999, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 1999, (c) the per share exercise price of each option and (d) the expiration date of each option.

                          Number of Securities       % of Total Options/SAR's Granted to
          Name         Underlying Options / SAR's         Employees in Fiscal Year            Exercise Price      Expiration Date
                               Granted (#)                                                        ($/Shares)

CJ Comu                        150,000                             21.9%                          $ 0.50           October 31, 2001
John Potter                    150,000                             21.9%                          $ 0.50           October 31, 2001
Darrell R. Jolley              135,000 (1)                         19.7%                          $ 0.60           October 31, 2008
Douglas S. Keane               250,000 (2)                         36.5%                           (3)             December 31, 2008

(1) Options granted to Mr. Jolley vest as follows: 45,000 on November 1, 1998; 45,000 on November 1, 1999; and 45,000 on November 1, 2000.

(2) Options granted to Mr. Keane vest as follows: 100,000 on January 1, 1999; 100,000 on January 1, 2000; and 50,000 on January 1, 2001.

(3) Options granted to Mr. Keane will be exercised at a price equal to market less a 20% discount at the respective vesting date. Options which vested on January 1, 1999 may be exercised at $0.11 per share.


Set forth in the table below is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during fiscal 1999 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the totalnumber of unexercised options held on May 31, 1999, separately identified between those exercisable and those not exercisable and (d) the aggregate value of in-the-money, unexercised options held on May 31, 1999, separately identified between those exercisable and those not exercisable.

                                                          Number of Securities Underlying        Value of exersized In-the-Money
                      Shares Acquired     Value       Unexercised Options at Fiscal Year-end (#)   Options at Fiscal Year-End ($)
          Name        on Exercise (#)  Received ($)           Exercisable/Unexercisable            Exercisable/Unexercisable (1)

CJ Comu                    - 0 -          - 0 -                      150,000 / 0                                  $ 0 / $0
John Potter                - 0 -          - 0 -                      150,000 / 0                                  $ 0 / $0
Darrell R. Jolley          - 0 -          - 0 -                    45,000 / 90,000                                $ 0 / $0
Douglas S. Keane           - 0 -          - 0 -                   100,000 / 150,000                             $11,000 / $0

(1) The value is calculated based on the aggregate amount of the excess of $0.39 (the closing sale price per share for the Common Stock on May 31, 1999) over the relevant exercise price(s).

Employment Agreements

     C. J. Comu and John Potter have ten (10) year employment contracts with the Company for annual compensation of $250,000 each, terminating May 31, 2008. Under the terms of these contracts and agreements between the Board of Directors, Mr. Comu and Mr. Potter, these contracts will only be funded on a cash basis at such time as the Company is in a financial position to pay the salaries under these contracts. Unpaid compensation relating to these contracts, dating from June 1, 1997 through December 31, 1998, was compensated to Mr. Comu and Mr. Potter effective January 31, 1999 through the issue of 791,667 and 791,667 shares of restricted Common Stock, respectively. Effective January 15, 1999, Mr. Comu and Mr. Potter began receiving cash compensation under the agreements at an annual rate of $125,000 each. The remainder of the amounts due each officer under respective contracts will be converted to restricted Common Stock during fiscal year 2000. Effective June 1, 1999, Mr. Comu and Mr. Potter have further agreed with the Board of Directors to reduce compensation to $125,000 each until further notification so that the Company will not be obligated for any difference during the period until notification is made.

Darrell R. Jolley has a one (1) year, renewable employment agreement to pay $100,000 annually for services as the Chief Financial Officer for the Company. Terms of the agreement specify options on 135,000 shares of the Company's Common Stock as well as an annual bonus.

Douglas S. Keane has a one (1) year, renewable employment agreement to pay $100,000 annually for services as the President of Airsopure, Inc. and as the Vice President of Franchising for the Company. Terms of the agreement specify options on 350,000 shares of the Company's Common Stock as well as an annual bonus and commissions earned from the sale of new franchisees.

Perry Douglas West had no employment contract with the Company and any compensation for his prior services will be determined by the Board of Directors at such time as the Company is in a financial position to be able to do so.

Company Stock Plans

1999 Employee Stock Plan: The Company periodically establishes employee stock grant plans whereby unrestricted Common Stock is granted to certain employees, management and consultants for performance rewards or services rendered. On June 9, 1998, the Company filed an S-8 registration for 160,000 Common shares (amount is considered as if filed after the 1:5 Reverse Split of November 9, 1998). Through July 30, 1998, the Company issued Common shares to consultants and employees of 56,002 shares and 90,023 shares, respectively. As of July 30, 1999, the Company had not issued the remaining 13,975 Common shares. The shares issued were accounted for as outside services and employee wages.

On November 12, 1999, the Company filed an S-8 registration for 800,000 Common shares. Through July 30, 1999, the Company issued Common shares to consultants and employees of 257,600 shares and 538,991 shares, respectively. As of July 30, 1999, the Company had not issued the remaining 3,409 Common shares. The shares issued were accounted for as outside services and employee wages.

On July 23, 1999, the Company filed an S-8 registration for 900,000 Common shares, none of which were issued as of July 30, 1999.

2000 Key Employee Option Plan: Effective May 31, 1999, the Board of Directors adopted the Company's Key Employee Option Plan in order to motivate qualified employees to assist the Company in retaining employees and to align the interest of such persons with those of the Company's shareholders. The Option Plan is authorized for key employees including the: CEO, President, CFO, VP Franchising, VP Production, VP Finance. The Option Plan will provide for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options." The approval authorized the issuance of a maximum of 1,000,000 shares subject to the option, with a range of exercise prices from a low of $0.25 to $2.50, vesting over a two to three year period and expiring ten (10) years from grant date. The Board of

Directors expects to grant option agreements during fiscal year 2000 to the key employees specifying respective numbers of options, vesting periods, exercise prices and incentives, if any. As of July 30, 1999, no options had been granted to any key employee under the Option Plan. The Board further anticipates that the S-8 filed on July 23, 1999 will be used significantly for the Key Employee Option Plan.

For further information regarding stock options and stock grants, refer to the Notes to the Consolidated Financial Statements.

Indemnification

Wyoming Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another corporation may be provided by such corporation.

The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Wyoming Corporation Law, ( I) for any breach of their fiduciary duty except, pursuant to the limitations of its directors for monetary damages resulting from breaches of their fiduciary duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section of the Wyoming Corporation law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The Company's By-Laws provide indemnification to directors, officers, employees and agents, including against claims brought under state or Federal Securities laws, to the full extent allowable under Wyoming law. The Company also has entered into indemnification agreements with its directors and executive officer providing, among other things, that the Company will provide defense cost against any such claim, subject to reimbursement in certain events.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 1999, certain information concerning the beneficial ownership of each class of the Company's voting stock by (i) each beneficial owner of 5% or more of the Company's voting stock, based on reports filed with the Securities and Exchange Commission and certain other information; (ii) each of the Company's executive officers and (iii) all executive officers and directors of the Company as a group:

                              Amount and Nature of Beneficial   Percent of Common Stock
Name and Address (1)           Ownership of Common Stock (2)         Ownership (3)

CJ Comu                                1,932,281 (4)                      13.1%
John Potter                            1,679,612 (5)                      11.3%
Darrell R. Jolley                         70,000 (6)                        *
Douglas S. Keane                         256,703 (7)                       1.7%
CR Saulsbury, Sr., Texas               1,116,533 (8)                       7.5%
Peter Kertes, Florida                    784,600 (9)                       5.3%
Officers  and  Directors  as a
Group (4 persons)                      3,938,596 (10)                     26.6%

*        Less than 1%

(1) Unless otherwise indicated. the address of each director and officer is c/o Airtech International Group, Inc., 15400 Knoll Trail, Ste #106, Dallas, TX 75248.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised. 25

(4) Represents 1,421,318 shares of Common Stock owned directly, 150,000 shares beneficially owned as held by Sunset Pacific, 211,339 shares beneficially owned and held by Alphatronics and 150,000 shares owned pursuant to warrants to purchase shares of Common Stock at $0.50 per share exercisable within 60 days. Does not include 136,987 shares and 74,353 shares of Common Stock owned by Mr. Comu's relatives, Sevim and Cem Comu, respectively, for which Mr. Comu disclaims beneficial ownership.

(5) Represents 1,318,281 shares of Common Stock owned directly, 211,339 shares beneficially owned and held by Alphatronics and 150,000 shares owned pursuant to warrants to purchase shares of Common Stock at $0.50 per share exercisable within 60 days. Does not include 193,356 shares and 239,136 shares of Common Stock owned by Mr. Potter's relatives, Susan and John Garth Potter, respectively, for which Mr. Potter disclaims beneficial ownership.

(6) Represents 25,000 shares of Common Stock owned directly and 45,000 shares owned pursuant to options to purchase shares of Common Stock at $0.60 per share exercisable within 60 days. Excludes a 90,000 share option not yet vested.

(7) Represents 56,703 shars of Common Stock owned directly, 100,000 shares owned pursuant to options to purchase shares of Common Stock at $0.11 per share exercisable within 60 days and 100,000 shares owned pursuant to options to purchase shares of Common Stock at $0 per share for past performance, exercisable within 60 days. Excludes a 150,000 share option not yet vested.

(8) Represents 566,533 shares of Common stock owned directly, 300,000 shares beneficially owned as held by Saulsbury Electric Co. Inc. and 250,000 shares owned pursuant to warrants to purchase shares of Common Stock at $0.20 per share exercisable within 60 days. Also includes 20,000 warrants to purchase Common Stock at $0.25 per share exercisable within 60 days. Excludes 100,000 shares of Series M Preferred Stock convertible to Common Stock.

(9) Represents 534,600 shares of Common Stock owned directly and 250,000 shares owned pusuant to warrants to purchase shares of Common Stock at $0.20 per share exercisable within 60 days.

(10) See notes 4, 5, 6 and 7.


 Changes in Control.

     Control of the registrant prior to the purchase of Airtech International Corporation, Inc. was in the hands of Perry Douglas West who previously owned approximately 46% of the outstanding common stock. Under terms of the Stock Purchase Agreement with Airtech by July 31, 1999, Mr. West surrendered 3,400,000 reducing his ownership to 2,300,000 shares of the issued and outstanding stock of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kertes and Officer Notes Payable

Item 13. Exhibits and Reports on Form 8-K.


                               EXHIBIT INDEX

(a.)     Exhibit                                                          Page

3.0      Charter and By-Laws                                               (1)

4.1      Form S-4 Registration Statement filed 8-22-97 defining
              rights of securities to be acquired by Airtech
              International Corporation shareholders                       (2)

10.5     Stock Purchase Agreement dated May 5, 1997 with
              Airtech International Corporation                            (3)


(1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed January 14, 1992 and is herein incorporated by reference.
(2) Filed form S-3  August  22,  1997
(3) This exhibit was previously filed with Registrants For 10KSB for year ended May 31, 1997.


(b.)     Reports on Form 8-K.

     Form 8-K dated June , 1999 setting out the discontinuation of the Company's product line under the operations of its subsidiary McCleskey Sales and Service.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Airtech International Group, Inc.



                              by: /s/ C. J. Comu
                              -----------------------------------
                              C. J. Comu, Chief Executive Officer, Chairman



                              by: /s/ John Potter
                              -----------------------------------
                              John Potter, President, Director


                              by: /s/ Darrell R. Jolley
                              -----------------------------------
                              Darrell R. Jolley, Chief Financial Officer



DATED: August 30, 1999