Form 10KSB/A
period 1999-05-31
AIRTECH INTERNATIONAL GROUP INC
filed 1999-09-13
CIK 883041

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

The Registrant's operating revenues for its most recent fiscal year
were:   $1,030,469.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31, 1999, was approximately 3,929,000, shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of May 31, 1999, 13,232,532 shares of Common Stock, $0.05 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 herein on page 48.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

PART I:

     Item 1    Description of Business                                     2
     Item 2    Description of Properties                                   17
     Item 3    Legal Proceedings                                           17
     Item 4    Submission of Matters to a Vote of
               Security Holders                                            17


PART II:

     Item 5    Market for Registrant'c Common Equity
               and Related Stockholder Matters                             18
     Item 6    Management's Discussion and Analysis                        20
     Item 7    Financial Statements                                        24
     Item 8    Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                      40


PART III:

     Item 9    Directors, Executive Officers, Promoters
               And Control Persons; Compliance With
               Section 16(a) of the Exchange Act                           40
     Item 10   Executive Compensation                                      42
     Item 11   Security Ownership of Certain Beneficial
               Owners and Management                                       46
     Item 12   Certain Relationships and Related Transactions              47



PART IV:

     Item 13    Exhibits and Reports on Form 8-K                           48



SIGNATURES                                                                 49

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

     The Company is not a party to any other legal proceedings except for claims and lawsuits arising in the normal course of business. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters are adequately reserved for in the consolidated financial statements.



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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     Fiscal year 1999 marked a breakthrough year for the Company as it implemented a full air filtration product line including a unique automobile, trunk mounted air filtration unit, opened new markets in office suites, hotels, casinos and country clubs, renewed international sales efforts and progressed further in developing a product for the Medicare industry.

     The Company has long had an impact in restaurants with its S-12, ceiling mounted air filtration unit. Impacting and changing city smoking ordinances to specifically allow restaurants to install the S-12 and avoid "no smoking" legislation, the Company has achieved success and name recognition from this unit alone. Other markets require different filtration needs, esthetics and air flow patterns. These other needs are now met by the Company's full product line. Primarily increasing sales of the S-14, wall mounted unit, and the S-18, ducted/inset ceiling unit, the Company achieved success at national hotel, restaurant and country club trade shows. In the past, such trade shows provided a wide range of products and services to these respective markets, yet little to no attention to indoor air quality, even though all suffer problems. Airtech's entrance and growing name recognition under the Airsopure brand name peaked conference interest and resulted in increased sales to these markets.

     Unexpected interest at the trade shows has also come from significant HVAC companies seeking to expand their own air handling equipment into indoor air quality as well as large restaurant and bar supply companies and product manufacturers seeking a proactive measure against threatened tobacco legislation in their municipalities and countries.

     HVAC company interest is well defined and would be a major introduction to residential air purification. This industry, with a small number of very large players, has begun looking at the validity of combining their HVAC products with air filtration in a manner that does not merely protect the HVAC equipment from pollutants but significantly reduces airborne particles. Airtech has already been developing a unit that combines the cooling, de-humidifying and heating of the standard HVAC equipment with its existing successful air filtration products. The Company is aware of no other company in the country that can claim this development. The Company believes more than $500,000 must be spent to complete this product development. However, the Company anticipates developing product development partnerships or some other investment relationship with at least one large HVAC company during fiscal 2000 to move development of this product to a saleable unit in fiscal year 2001. It is anticipated that the unit will be sold through the existing sales and marketing channels of the HVAC partner. The Company is unable to yet forecast revenues of this unit.

     Other such product partnerships are also anticipated in the restaurant supply industry. Restaurants and bars continue to face decreased revenues after anti-tobacco legislation is implemented across the country. Companies that supply restaurants and bars, as well as the producers of supplies to this market are all investigating proactive steps to lengthen patron stays at the various establishments and thus increase consumption. Air filtration was an idea that these suppliers have identified and they have recently been seeking out Airtech to discuss possible product partnerships. The Company's S-12, ceiling mounted unit, is the most likely entrant to this vast marketplace. The Company has already been speaking to such suppliers with the goal of identifying geographical exclusive sales opportunities to broaden everyone's sales. The Company anticipates that sales through just one supplier entity in this manner would result in annual sales ranging from $5 to $20 million.

     During the fourth quarter of fiscal 1999, the Company completed an outsourcing agreement for the S-999 automobile filtration unit and produced and had delivered to Company warehouses approximately 1500 units. The Company has been actively pursuing to open markets to this product in state and local governments, car rental, new and used car dealers and others international markets. These markets have yet to fully understand their need for the product; however, weekly, news print and other media reports funnel out describing the increased air quality problems within automobiles, even greater than the problems outside the automobile. Airtech has achieved growing acceptance in these markets by enlisting independent or government based testing facilities and medical departments and has the purchasing decision makers realizing the benefits to reducing employee sick leave by purifying the air they breath. The Company's target for fiscal 2000 is to sell 11,500 units of the S-999 with sales totaling $3.5 million.

     The brightest jewel in the Company's product line is the now developed S-950. The S-950 will be submitted to Medicare along with clinical trials now underway and an application for a Part B Code to be approved for Medicare billing. Introducing new technology, photo-catalytic oxydation, the S-950 provides light weight, portable, high efficacy air filtration. No other company has yet submitted an air purification device for Medicare billing. The Company has trained and experienced personnel filing the application and following up with the administration to help assure success. The Company anticipates receiving the Medicare billing code by calendar year end and expects to immediately begin selling the unit. Fiscal 2000 sales are expected to be $56 million based on selling 125,000 units. Management believes annual sales could be as high as $136 million, achieving only 1% of the potential market share. The Company believes the S-950 will formally transform it from a tobacco smoke filtration business to a healthcare entity thus further enforcing use of the Company's other products into many other non-tobacco related environments, simply because of the increased health benefits.

     Prior to and in the process of developing the completed product line, the Company has sustained operations through raising equity capital. To help facilitate this approach, the Shareholders approved a 5:1 Reverse Split made effective November 9, 1998. The split reduced the shares issued and outstanding from 50,000,000 to approximately 10,000,000 (after considering conversion of all Preferred Series A and Debentures issued in the merger with AIC), up from approximately 5,000,000 (post-split) at fiscal year end 1998. The Company has continued to use its common stock to support production and overhead needs by both selling shares for cash and issuing stock for negotiated relationships with investment bankers and other outside services. Still, as of fiscal year end 1999, the Company continues to have cashflow needs and expects to continue to sell common shares, debentures or other securities in private placements to facilitate the Company's implementation of its budgets for fiscal 2000 and beyond.

Results of Operations

     The Company's consolidated operations for the fiscal year ending May 31, 1999 represented the first year of operations after the merger with Airtech International Corporation and the focus on sales of air purification units. The Company had no sales from its interactive media business segment during either 1998 or 1999. As such the $1 million increase from $0 in 1998 represents Airtech's business. Comparing the Airtech revenues of $1 million in 1999 to the subsidiary's $1.2 million in 1998 identifies a 17% decrease. While sales of air filtration units increased from $300,000 to $400,000 in 1999 and while sales of new franchises and licenses increased from 8 to 20 in 1999, the net decrease is attributable to the Company's discontinuing its service product line. 1998 Service revenues, contributed by the Company's subsidiary McCleskey Sales & Service, Inc., totaled $800,000 while only recording $600,000 in 1999. Management discontinued the service product line due to: (1) sustained losses and sales with low margins, (2) limited geographical service reach while the Company increases air filtration unit sales both nationally and internationally, and (3) Management's desire to focus exclusively on the air filtration business.

     Cost of product sales increased from $0 to $664,356 as per above. Costs of air filtration units currently average approximately 50% of wholesale. Management believes that cost of product will average 40% of sales during fiscal 2000.

     Franchise and licensing revenues increased $310,000 or 440% primarily because of the sale of the licensing agreement for Spain, $100,000. This sale represents a major breakthrough for the Company because of the related product sales to Spain, fully revised for electric wiring and approval requirements in Europe. As a result, the Company expects to turn $575,000 of notes receivable currently recorded as deferred revenues into earned licensing fees in fiscal 2000. Also, expanding the Company's domestic franchise network from 8 at May 31, 1998 to 20 at May 31, 1999 continues to build a unique marketing channel strength, otherwise unknown in the indoor air quality industry. The Company sells at wholesale to the franchisees who in turn mark up the units for resale to the end users. Generally, franchisees maintain a geographical territory, but some have begun developing national accounts with certain restaurant chains and property management companies. In areas where the Company has no franchisee, the Company has been able to obtain full retail product sales to end users. While these sales can certainly improve product gross margins, the Company is committed to developing its franchise network and growing it faster and further through co-branding relationships with other similarly situated environmental and cleaning franchisors.

     Salaries and wages increased $1.8 million from 1998 to 1999, 780%, primarily as a result of the overhead built into the Airtech subsidiary. Monthly payrolls account for $80,000 or $950,000 annually, thus $700,000 of the difference between the two years. The company also recorded $800,000 of deferred wages owed to its Chief Executive Officer and its President related to contractual salaries for the period of June 1, 1997 through December 31, 1998. These officers had not been otherwise compensated during this time period, and further, the Company had not accrued the applicable liability at fiscal year end 1998 because the Company was not expected to be able to soon meet this cash obligation. As a result, the Board of Directors authorized issuance of 1,583,334 shares of restricted common stock on January 31, 1999 at $0.50 per share as compensation in full for this deferral period. The remaining $300,000 of the wage increase from 1998 relates to sales commissions and other stock bonuses to employees and management.

     Advertising expense for 1999 was consistent with the Company's planned future expenditures at approximately 4 to 6% of sales. The amount spent in 1999 was low based on the reduced cash available throughout the year and reserving 1999 cashflow for product development. The Company has over the years and expects to more strongly in the future develop editorial promotions through various trade publications and other forms of media to further mature the marketplace to the needs of indoor air quality. The Company anticipates increased public exposure and knowledge to have an exponential result on Company sales in fiscal 2000 and beyond, even with increased competition.

     Depreciation and amortization expense increased $200,000 or 21% from 1998 to 1999. Amortization expense was primarily comprised of amortizing Rebate TV and other interactive media assets during fiscal 1998. Those assets were discontinued in 1999. The primary amortization in 1999 related to intellectual properties. Approximately $800,000 was amortized in 1999 from the intellectual properties balance of approximately $22 million at fiscal year end 1998. The Company records amortization of intellectual properties based on making its various products available for sale, having allocated the $22 million to its various products on the basis of expected future sales. The Company also recorded approximately $200,000 of amortization of goodwill in 1999.

     The Company recorded a loss on impairment of assets held for resale at fiscal year end 1999 of $2,623,762, recording no such loss in fiscal 1998. Assets held for resale relate primarily to Rebate TV. Based on the Company's increased focus during 1999 to its air filtration business, Management spent little time seeking a buyer for these assets. However, as of fiscal year end 1998, the Company had obtained an independent appraisal which valued the assets at $4.2 million. According to FAS 121, Impairment of Assets, the Company considered to write down the value of these assets to 20% of the appraised value at fiscal year end 1999, $840,000.

     General and administrative expenses increased $1,420,000 or 480% from 1998 to 1999. The increase is attributable to approximately $250,000 in contingent legal reserves, primarily for the New Jersey real estate issue undertaken by the Company's prior management; approximately $300,000 in outside services from stock grants to investment banking firms and other consultants; approximately $100,000 in legal and accounting fees for various audits, merger discussions and handling the reverse stock split; approximately $50,000 in increased facilities expenses; approximately $400,000 in write offs of licensing fee notes receivable which were recorded in fiscal 1997; and finally approximately $320,000 in 1998.

     The Company incurred interest expense totaling $285,288 in fiscal 1999, up from $73,435 in 1998, an increase of 390%. The increase is primarily attributable to $150,000 of interest payable to holders of the $9 million of debentures issued in conjunction with the merger with AIC. These debentures were converted to common stock as July 31, 1998 thus earned for two months at an annual rate of 10%. The company also recorded interest expense related to its liabilities on its FCC licenses, short term notes payable and other business reasons.

     The Company reported a net loss from operations of approximately $2.5 million in its quarterly filing with the Securities and Exchange Commission under 10Q-SB for its third quarter ended February 28, 1999. The increased net loss from operations to approximately $7.5 million at fiscal year end May 31, 1999 is attributable to the approximately $2.5 million loss on impairment of assets, approximately $1 million of write offs of notes receivable and various expenses paid via negotiated stock grants, approximately $750,000 in additional amortization expense recorded for the fourth quarter related to intellectual properties and goodwill and approximately $750,000 in other accruals and ongoing business expenses.

Liquidity and Capital Resources

     The Company used cash in its operations of $1,105,526 and $500,590 during the years ended May 31, 1999 and 1998, respectively. During 1999, the Company has attempted to maintain low or reduce corporate overhead expenses (mainly salaried employees), raise money through issuing securities and increase sales to fund the operations needs. The Company anticipates that it will continue to reduce costs and various cash outflows by eliminating or converting such payments to stock grants in fiscal 2000. The Company's fiscal 2000 budget forecasts net earnings after taxes of $1,397,000 and another $8,595,000 for fiscal 2001. Achieving these forecasts is critical to the Company's market penetration and staying ahead of the competition in developing products and opening new market channels; however, achievement is also contingent upon the Company's continued ability to raise funds through private placement sales of its equity securities.

ITEM 7. FINANCIAL STATEMENTS

                            TURNER, STONE & COMPANY
                          Certified Public Accountants
                       12700 Park Central Dr., Suite 1610
                              Dallas, Texas 75251
                            Telephone (972) 239-1660
                           Facsimilie (972) 239-1665



                          Independent Auditor's Report


The Board of Directors and Stockholders
Airtech International Group, Inc.


We have audited the accompanying balance sheets of Airtech International Group, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by mangement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airtech International Group, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ Turner, Stone & Company
---------------------------
Certified Public Accountants
September 10, 1999

FINANCIAL STATEMENTS


                                      AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                    MAY 31, 1999 AND 1998

                                                            ASSETS

                                                                              1999                       1998
                                                                              ----                       ----
CURRENT ASSETS
   Cash                                                                     $61,808                    $145,844
   Trade and licensing fee receivables, net of allowance for
       doubtful accounts of $20,000 and $0, respectively                    173,951                     172,137
   Notes receivable, current portion                                        143,750                      66,667
   Inventory                                                                242,665                     284,332
   Prepaid expenses                                                               -                      67,214
                                                                        -----------                 -----------
                        Total current assets                                622,174                     736,194

PROPERTY AND EQUIPMENT - net of accumulated depreciation
   of $119,634 and $206,734, respectively                                    89,569                     205,874

NOTES RECEIVABLE - net of current portion, net of allowance
   for doubtful accounts of $0 and $0, respectively                         431,250                     899,833

OTHER ASSETS

   Goodwill, net of accumulated amortization of $324,354 and
      $0, respectively                                                    6,162,718                   6,487,072
   Net assets of discontinued operations, held for resale                   840,000                   3,373,925
   Intellectual properties, net of $785,993 and $0 of accumulated
       amortization, respectively                                        21,511,691                  22,297,684
   Prepaid royalties and other                                              514,208                     535,100
                                                                        -----------                 -----------
                        Total other assets                               29,028,617                  32,693,781
                                                                        -----------                 -----------
                                                                        $30,171,610                 $34,535,682
                                                                        ===========                 ===========


                                       AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 1999 AND 1998

                                              LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               1999                        1998
                                                                               ----                        ----
CURRENT LIABILITIES
   Notes payable - current                                                   $277,185                    $340,540
   Accounts payable, trade                                                    510,193                     322,955
   Accrued payroll and other wages                                            216,223                           -
   Accrued payroll taxes                                                       85,546                           -
   Other accrued expenses                                                     372,534                     156,857
   Advances payable to officers                                               216,488                           -
                                                                          -----------                 -----------

                        Total current liabilities                           1,678,169                     820,352

LONG-TERM LIABILITIES
   Convertible debentures                                                           -                   9,000,000
   Deferred revenue                                                           400,000                     400,000
   Product marketing obligation                                               405,000                           -
   Deferred tax liability                                                   6,219,834                   6,487,072
                                                                          -----------                 -----------
                        Total long-term liabilities                         7,024,834                  15,887,072
                                                                          -----------                 -----------

                        Total liabilities                                   8,703,003                  16,707,424

COMMITMENTS AND CONTINGENCIES (Notes)                                               -                           -


STOCKHOLDERS' EQUITY
   Preferred stock - 5,000,000 shares authorized, $.005 par value
       Series A cumulative, convertible preferred, none and
          11,868,016 shares issued and outstanding,
          respectively; liquidation preference of $1 per share                      -                  11,858,016
       Series M cumulative, convertible preferred, 1,143,750 and
          1,029,750 shares issued and outstanding, respectively;
          liquidation preference of $1 per share, aggregating
          $    and $   resp                                                     1,144                       1,030
   Common stock - $.05 par value, 50,000,000 shares authorized,
       13,207,532 and 5,074,034 shares issued and outstanding,
       respectively                                                           660,376                     253,701
   Additional paid-in capital                                              36,527,885                  14,271,935
   Retained deficit                                                       (15,720,798)                 (8,556,424)
                                                                          -----------                 -----------
                        Total stockholders' equity                         21,468,607                  17,828,258
                                                                          -----------                 -----------

                                                                          $30,171,610                 $34,535,682
                                                                          ===========                 ===========




                                       AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               YEARS ENDED MAY 31, 1999 AND 1998



                                                                               1999                        1998
                                                                               ----                        ----
REVENUES
   Product sales                                                             $800,439                 $         -
   Franchisee fees                                                            229,000                           -
   Other revenues                                                               1,030                           -
                                                                           -----------                 -----------
                        Total revenues                                      1,030,469                           -

COSTS AND EXPENSES
   Salaries and wages                                                       1,317,076                     241,280
   Deferred officer wages                                                     791,667                           -
   Cost of sales                                                              664,356                           -
   Advertising                                                                 42,082                           -
   Depreciation                                                                38,564                      19,835
   Amortization                                                             1,113,238                     908,806
   Loss on impairment of assets held for resale                             2,533,925                           -
   Other general & administrative expenses                                  1,675,886                     296,239
                                                                           -----------                 -----------

                        Total costs and expenses                            8,176,794                   1,466,160
                                                                           -----------                 -----------

LOSS FROM OPERATIONS                                                       (7,146,325)                 (1,466,160)

Interest expense                                                             (285,288)                    (73,435)
                                                                           -----------                 -----------
NET LOSS BEFORE INCOME TAXES                                               (7,431,613)                 (1,539,595)

Income tax benefit                                                            267,238                           -
                                                                           -----------                 -----------
NET LOSS                                                                  ($7,164,375)                ($1,539,595)
                                                                           ===========                 ===========

LOSS PER COMMON SHARE - BASIC                                              $   ( 0.71)                 $   ( 0.54)
                                                                           ===========                 ===========
LOSS PER COMMON SHARE - DILUTED                                            $   ( 0.71)                 $   ( 0.54)
                                                                           ===========                 ===========

Shares used in the calculation of per share amounts:
Basic earnings per common share                                            10,137,256                   2,838,631
Dilutive impact of stock options                                                    -                           -
                                                                           -----------                 -----------
Diluted earnings per common share                                          10,137,256                   2,838,631
                                                                           -----------                 -----------





                                                   AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             YEARS ENDED MAY 31, 1999 AND 1998

                              COMMON STOCK         PREF. SERIES M    PREF. SERIES A          PAID-IN       RETAINED
  DESCRIPTION            SHARES            $         SHARES   $      SHARES        $         CAPITAL       EARNINGS          TOTAL
    --------------------------------------------------------------------------------------------------------------------------------
BALANCE AT 5/31/97      2,695,923    $ 134,796        0     $ -        0          $ -     $ 10,836,034    $(7,016,829)  $ 3,954,001

Issuance of common
  stock for cash           84,200        4,210        -       -        -            -          206,290          -           210,500

Issuance of common
  stock in exchange
  for services             58,912        2,945        -       -        -            -          166,530          -           169,475

Issuance of common
 stock in settlement
 of capital               135,000        6,750        -       -        -            -          212,000          -           218,750

Issuance of preferred
 stock for cash, net
 of offering c-sts           -                   1,029,750  1,030      -            -          840,337          -           841,367

Issuance of common and
 preferred stock in
 acquisition of AIC     2,100,000      105,000        -       -    2,371,603   11,858,016    2,010,744          -        13,973,760

Net loss                     -            -           -       -        -            -            -        (1,539,595)    (1,539,595)
                      -----------    ---------   --------- ------  ---------  -----------  -----------   ------------   ------------
BALANCE AT 5/31/98      5,074,034    $ 253,701   1,029,750 $1,030  2,371,603  $11,858,016  $14,271,935   $(8,556,424)   $17,828,258

Issuance of Series M
 preferred stock in June
 net offering costs          -            -        114,000    114      -            -           98,890          -            99,004

Convert Preferred Series
 A to common in July    2,371,603      118,580        -        -  (2,371,603) (11,858,016)  11,739,436          -               -

Convert Debentures to
 common in July         2,614,286      130,714        -        -       -            -        9,019,286          -         9,150,000

Cancel shares in July    (680,000)     (34,000)       -        -       -            -           34,000          -               -

Issuance of common stock
 according to S-8
 registration in August   146,025        7,301        -        -       -            -          213,065          -           220,366

Issuance of common stock
 according to S-8 regis-
 tration in November      524,000       26,200        -        -       -            -          148,360          -           174,560

Issuance of common stock
 for cash in November     828,000       41,400        -        -       -            -          234,600          -           276,000

Issuance of common stock
 on exercise of warrants
 in December               46,250        2,313        -        -       -            -           20,812          -            23,125

Issue common stock for
 deferred wages to
 officers in January    1,583,334       79,167        -        -       -            -          712,500          -           791,667

Issuance of common
 stock in May             700,000       35,000        -        -       -            -           35,000          -            70,000

Net loss                     -            -           -        -       -            -            -        (7,164,375)    (7,164,375)
                       -----------   ----------  --------- -------  --------  ----------  ------------  -------------   ------------
BALANCE AT  5/31/98     13,207,532   $ 660,376   1,143,750 $1,144      -          $ -     $ 36,527,884  $(15,720,799)   $21,468,605
                       ===========   ==========  ========= =======  ========  ==========  ============  =============   ============


                                       AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF CASHFLOWS
                                               YEARS ENDED MAY 31, 1999 AND 1998



                                                                      1999                          1998
                                                                      ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                  $(7,164,373)                  $(1,539,595)

     Adjustments to reconcile net income to cash
         Depreciation and amortization                             1,151,802                       928,641
         Deferred income tax provision                              (267,238)                            -
         Impairment of assets held for resale                      2,623,762                             -
         Net (gain) loss on disposition of assets                    (51,672)                       34,748
         Stock payments to employees and consults                  1,129,593                       169,475
         Allowances and write offs                                   411,000                             -

     Changes in operating assets and liabilities
         Accounts Receivable                                         (21,814)                      136,006
         Inventory                                                    41,667                             -
         Prepaid Expenses                                             85,715                        (5,240)
         Accounts Payable                                            187,238                      (160,074)
         Accrued expenses                                            940,934                       (64,551)
                                                                   ----------                    ----------
              Net cash provided by operating activities             (933,386)                     (500,590)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                 -                        (4,834)
     Changes in fixed assets                                          66,058                        24,294
     Expenditures for other assets                                   (89,837)                        2,000
     Advances to AIC prior to acquisition                                  -                      (493,000)
                                                                   ----------                    ----------
              Net cash used in financing activities                  (23,779)                     (471,540)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of preferred stock,
         net of offering costs                                        99,004                       841,367
     Proceeds from issuance of common stock                          369,125                       210,500
     Reciepts from product marketing obligation                      405,000                             -
     New Short Term Debt                                                   -                        52,500
                                                                  ----------                     ----------
              Net cash provided by financing activites               873,129                     1,104,367

CASH. beginning of period                                            145,844                        13,605
                                                                  ----------                     ----------
CASH, end of period                                                  $61,808                      $145,842
                                                                  ==========                     ==========

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Airtech International Group, Inc. (the Company), (formerly Interactive Technologies Corporation, was incorporated in the state of Wyoming on August 8, 1991. As of May 31, 1998, in connection with the acquisition discussed below, the Company manufactures and sells a full line of air purification products.

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

The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values with $22,297,684 of the purchase price allocated to intellectual properties based on an independent asset appraisal and $6,487,072 allocated to goodwill. The acquired goodwill will be amortized using the straight-line method over 20 years.

Results of operations of AIC and its subsidiaries are included in the accompanying consolidated statements of operations beginning June 1, 1998. Results of operations on a pro forma basis for the year ended may 31, 1998, assuming the acquisition had occurred as of June 1, 1997, are as follows:


                                       1998
                                   ------------

          Revenues                 $ 1,126,499
          Net loss                 $  (870,671)



Consolidated principles

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc. and McCleskey Sales and Service, Inc., each of which has fiscal year ends of May 31. All material intercompany accounts and balances have been eliminated in the consolidation.

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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortization

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded over a ten-year term. For the years ended May 31, 1999 and 1998, amortization expense totaled $785,993 and $0, respectively.

Goodwill recorded in the acquisition of AIC, is being amortized under the straight-line method over 20 years.

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

At May 31, inventories consisted of the following:


                                            1999              1998
                                       -------------------------------

          Finished Goods                $ 200,506          $ 22,102
          Component parts                  42,159           262,230
                                      --------------------------------

                                        $ 242,665         $ 284,332
                                      ================================



Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided by straight line and accelerated methods for financial and tax reporting purposes, respectively, over estimated useful lives of five years.

Intellectual properties

In its acquisition of AIC the Company purchased certain intellectual properties. Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are not considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product marketing obligation

According to FAS 68, the Company recorded funds raised in a research and development agreement to develop, produce and market its Model S-999 as a product marketing obligation.

Revenue recognition

Revenues from the Company's operations are recognized at the time products are shipped or services are rendered.

Advertising

Advertising dollars are invested in trade journals, trade shows, travel and franchise networking. All amounts are expensed as incurred.

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

Stock split

On October 5, 1998, the shareholders authorized a one for five reverse split of the Company's common stock. The reverse split was made effective November 9, 1998. Shareholders equity has been restated to give retroactive recognition to the stock split for all periods presented, such that all references in the financial statements to number of shares, per share amounts, par values and stock option data for common shares have been restated. The shareholders also approved the Company's authorized common shares to be 50,000,000.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


2.        PREFERRED STOCK

Convertible preferred stock - Series A

In connection with the Company's acquisition of AIC (Note 1), the Company established this equity class and authorized 15,000,000 shares. The shares have a par value of $1.00, do not pay dividends and are convertible at the Company's option at any time within 24 months after issuance for one share of the Company's common stock.

Effective July 31, 1998, the Company's Board of Directors voted to convert the Series A Preferred Stock to Common Stock on the basis of one share of Preferred to one share of Common, as per the merger agreement. To effect the conversion of 11,858,016 of Series A preferred, the Company issued 2,371,603 shares of common stock.

Convertible preferred stock - Series M

During the year ended May 31, 1998, the Company authorized 5,000,000 shares and established this equity class to raise production funds for the Company's Model S-950, Medicare air filtration unit. The Series M preferred shareholders participate by receiving up to 20%, if totally subscribed, of the collected gross proceeds from the Company's sales of its Model S-950 over a two year period. During the twelve months ended, 1,029,750 of these shares were issued for $1.00 cash, net of $188,383 of offering costs. Prior to June 30, 1998, another 114,000 of these shares were issued for cash, net of offering costs of $14,996. The shares have a par value of $.001, do not pay dividends and are convertible at the holder's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $0.25 per share exercisable within two years after issuance. As of May 31, 1999, the Company had not sold any S-950 units thus have made no payments under the participation plan.


3.        NOTES RECEIVABLE

Notes receivable relate to AIC sales of geographic franchise licenses (Note 1), bear interest at 6% to 8%, are payable in terms ranging from 12 to 36 months and secured by the area franchises. Credit is extended on evaluation of the payee's financial condition and general credit information. Prior to May 31, 1999, the Company did not enforce collection while it completed development of its product line of air purification products.

At May 31, 1998, notes receivable are comprised of the following:


                                            1999              1998
                                       -------------------------------

     Domestic franchise licenses         $ 300,000         $ 300,000
     International franchise licenses      275,000           666,500
                                       -------------------------------
                                           575,000           966,500
     Less current portion                 (143,750)          (66,667)
                                       -------------------------------

                                         $ 431,250         $ 899,833
                                       ===============================

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


4.       NOTES PAYABLE

The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured. At May 31, 1999, $277,183 of these notes payable was in default.


5.       CONVERTIBLE DEBENTURES

In connection with the Company's acquisition of AIC, the Company also issued $9,000,000 of convertible debentures secured by the shares of AIC acquired. The debentures bear interest at 10% payable annually on May 31 of each year, are due on May 31, 2000 and are convertible at the Company's option at any time within the two years into shares of the Company's common stock at a conversion price of $.70. As of July 31, 1998, the Company's Board of Directors voted to convert the debentures and $150,000 of related accrued interest into common stock. The Company issued 2,614,286 common shares on conversion.


6.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expire in May and September 2000.

Minimum future rental payments required under the above operating lease is as follows.

         Year ending May 31

               2000                $  77,184
               2001                   29,436
               2002                    9,812

                                  ------------------

                                   $ 116,432
                                  ==================


Rent expense was $80,670 and $6,776, respectively for the years ending May 31, 1999 and 1998.

Employment agreement

The Company is currently obligated under employment agreements with its Chief Executive Officer and its President for annual compensation of $250,000 apiece and discretionary bonuses to be determined by the Company's board of directors. The agreements expire in May 2008. Compensation under such agreements was deferred during the period from June 1, 1997 through December 31, 1998. At January 31, 1999, the Board of Directors authorized payment of the deferred amount by issuing restricted common stock at $0.50 per share, issuing a combined total of 1,583,334 shares. Starting in January 1999, these two executives began receiving cash compensation at the rate of $125,000 apiece. The remainder of the contracted amounts has been accrued as of May 31, 1999. Effective June 1, 1999, these executives continued to receive cash compensation at the rate of $125,000 per year; however, based on agreements reached with these executives, the Company is no longer accruing the difference as such is considered to not be due until further notice.

The  Company's   current   compensation   benefits  do  not  provide  any  other
post-retirement or post-employment benefits.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


S-999 Limited Partnership

In January 1999, the Company formed a limited partnership, S-999 LP, to fund production of the Company's new automobile, trunk mounted air filtration unit, the Model S-999. Airsopure, Inc., a subsidiary of the Company, became the general partner, and the limited partnership was authorized to sell up to $5 million of partnership interests. The limited partners are entitled to up to a maximum of 20% of the gross sales from the S-999 over a three-year period. Additionally, the Company guaranteed the limited partners a return of at most 150% of their investment at the end of the three year term by authorizing conversion of their limited partnership interests into shares of the Company's common stock. Through May 31, 1999, the LP raised $405,000 which amount is recorded as Product Marketing Obligation.

Year 2000 computer compliance

The Company is currently using computer hardware and software that is not in compliance with the year 2000 dating issues. However, new software and hardware components have been ordered, therefore the Company anticipates to be in compliance prior to December 31, 1999. During the year ended May 31, 1998, the Company incurred approximately $15,000 of costs related to this effort. Management does not believe any additional significant cost will be incurred and the accompanying consolidated financial statements do not contain any reserve for this contingency.

7.       LITIGATION

Rental operating lease

The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey (Note 6). The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation (Note 6) for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. A reserve for $200,000 has been established in anticipation of settling this obligation.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


8.       INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 1999 and 1998, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $16,100,000 and $8,500,000, respectively. These carryforwards expire through the year 2012, and are further subject to the provisions of Internal Revenue Code
Section 382.

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $5,480,292 deferred tax asset attributable to the net operating loss carryover, net of a $891,122 deferred tax liability related to amortization timing differences, in the amount of $4,589,170 which have been fully offset by a valuation allowances in the same amount, as follows:

                                            1999              1998
                                     --------------------------------

     Beginning Balance                 $ 2,804,055       $ 2,267,331
     Increase during period              1,785,115           536,724
                                     --------------------------------

     Ending balance                    $ 4,589,170       $ 2,804,055
                                     ================================


The Company has also recognized a deferred tax liability of $6,219,834 and $6,487,072 as of May 31, 1999 and 1998, respectively, for the differences between the assigned values and the tax bases of assets, net of accumulated amortization, recognized in its acquisition of AIC (Note 1).

A reconciliation of income tax expense at the statutory federal rate to income tax expense at the Company's effective tax rate for the years ended May 31, 1999 and 1998 is as follows:

                                           1999          1998
                                     ----------------------------

     Tax (expense) benefit
       computed at statutory
       federal rate                    $ 267,238     $ (523,462)
     NOL carryover                          -           523,462
                                     ----------------------------

     Income tax benefit                $ 267,238          $ -
                                     ============================


9.       FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts and notes receivable, trade payable.

Cash

The Company maintains its cash in bank deposit and other accounts , which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believes it is subject to any credit risks involving its cash.

Accounts and notes receivable, trade

The Company accounts and notes receivables are unsecured and represent sales not collected at the end of the year. Management believes these accounts and notes receivables are fairly stated at estimated net realizable amounts.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


10.      ASSETS HELD FOR SALE

In February 1998, the Company formally discontinued its Rebate TV operations and adopted a plan to dispose of the only asset of this business segment, the proprietary software and trademark. The Company also adopted a plan to dispose of its FCC license rights, the only asset of its interactive video and data services business segment, which were never operational. Management expects to sell these assets by May 31, 2000.

The accompanying consolidated statement of operations for 1998 reflects the revenues and expenses of the Company's Rebate TV business segment, the only segment operated during the fiscal year.

At May 31, 1999 and 1998, net assets of these discontinued operating segments, stated at the lower of cost or net realizable value, were comprised of the following:

                                                      1999              1998
                                               ---------------------------------

     License rights, net of $438,760
       and $438,760, respectively, of
       of accumulted amortization and
       net of license rights payable
       of $540,000                                $ (303,750)       $ (303,750)
     Proprietary software and trademark
       net of $0 and $1,643,53, respectively
       of accumulated amortization                 1,143,750         3,677,675
                                               ---------------------------------

                                                   $ 840,000       $ 3,373,925
                                               =================================


11.      STOCK OPTIONS AND WARRANTS

During the years ended May 31, 1999 and 1998, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between January 1999 and December 2008 and are exercisable at prices from $0.20 to $22.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 432,850 and 205,900 warrant identified below as granted during the year ended May 31, 1999 and 1998, respectively (Note
4), all other amounts  relate to stock options the Company has issued.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

11.      STOCK OPTIONS AND WARRANTS (continued)

                                          May 31, 1999                     May 31, 1998
                                      Shares      Weighted Avg        Shares     Weighted Avg
                                    (x 1000)     Exercise Price      (x 1000)    Exercise Price
                                     ----------------------------------------------------------

Options and warrants
  outstanding at beginning of
  year                                  480         $ 3.93              274            $ 5.20
Granted                                 567         $ 0.61              206
Exercised                               (46)        $ 2.00
Expired                                 (10)        $10.00
                                     --------------------------       --------------------------
Options and warrants
  outstanding at year end               991         $ 2.06              480            $ 3.93
                                     ==========================       ==========================
Options and warrants
  exercisable at year end
  of accumulated amortization           901         $ 2.06              480            $ 3.93
                                     ==========================       ==========================
Weighted average fair value
  of options and warrants
  granted during the year                           $ 0.45                             $ 0.60



The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 1999, all of which are exercisable.

                         Number       Weighted Avg.
     Range of          Outstanding        Remaining        Weighted Avg
  Exercise Prices       (x 1000)       Contractual Life   Exercise Price
---------------------------------------------------------------------------

   $0.20 - 0.60            485            3.3 years            $ 0.31
   $2.00 - 2.50            243            1.1 years            $ 2.12
   $3.75 - 5.00            240            3.0 years            $ 4.17
  $10.00 -22.50             23            1.6 years            $15.62


The following pro forma disclosures reflect the Company's net loss and net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6%; no expected dividends; expected lives of 3 to 10 years; and expected volatility of 220%.

                                         1999           1998
                                     ---------------------------

         Net loss                    $(7,164,375)  $ (1,552,736)
         Net loss per share                $(.71)       $ (0.55)


During the year ended May 31, 1999 and 1998, the Company also issued 1,583,334 and 58,912 common stock shares, respectively, in exchange for services. These services were recorded at their fair value of $791,667 and $169,475, respectively, and were charged to expense.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


12.      RELATED PARTIES

During the year ended May 31, 1999, the Chief Executive Officer and the President advanced $162,100 to the company of which $159,000 plus $57,488 in accrued interest was owed at May 31, 1999.

During fiscal 1999 and 1998, the Company's Chief Executive Officer and its President advanced cash to the Company totaling $416,000. The Company agreed to repay these advances as cash was available or by issuing its common stock at various times as well as to pay 15% interest on the outstanding balance. As of May 31, 1999 and 1998, the Company owed $216,488 and $123,900, respectively, on advances to officers, including accrued interest.



13.      GOING CONCERN ISSUES

The continued operating losses by the Company and its subsidiaries raise concern about the Company's ability to continue as a going concern. Management is currently negotiating several large contracts for its air filtration products, which will increase the Company's cash flow and its ability to generate profits. The Company has completed its air purification product line and has expanded its franchise network throughout the nation and internationally. In addition, the Company is continuing efforts to raise additional equity capital to provide liquidity until cash can be generated by operations.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During fiscal 1999 and 1998, the Company's Chief Executive Officer and its President advanced cash to the Company totaling $416,000. The Company agreed to repay these advances as cash was available or by issuing its common stock at various times as well as to pay 15% interest on the outstanding balance. As of May 31, 1999 and 1998, the Company owed $216,488 and $123,900, respectively, on advances to officers, including accrued interest.

     Peter Kertes is the President of EquitNet.Com, a weekly investor newsletter. Mr. Kertes provided the Company with a research report for which he was compensated in cash and stock. The Company has also signed an agreement with Mr. Kertes to provide investment banking services for which he was compensated by the issuance of 29,600 common shares.

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



                              Airtech International Group, Inc.



                              by: /s/ C. J. Comu
                              -----------------------------------
                              C. J. Comu, Chief Executive Officer,
                              Chief Financial Officer, Chairman



                              by: /s/ John Potter
                              -----------------------------------
                              John Potter, President, Director




DATED: September 10, 1999