Form 10QSB
period 1999-08-31
AIRTECH INTERNATIONAL GROUP INC
filed 1999-10-15
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                         Commission File
   August 31, 1999                                            Number 0-19796


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

                           Yes_____X____ No __________


     The Registrant has 14,654,332 shares of common stock, par value $0.05 per share issued and outstanding as of August 31, 1999.

     Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                   Interactive Technologies Corporation, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                    Page No.


   Item 1.     Airtech International Group, Inc.                      1 - 9
                   Financial Statements (Unaudited)
               Balance Sheet as of  August 31, 1999 and 1998
               Statement of Operations for the three
                  months ended August 31, 1999 and 1998
               Statement of Cash Flows for the three months
                    ended August 31, 1999 and  1998
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                        10


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

Part 1-Financial Information
       Item 1   Financial Statements


                             AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                         AUGUST 31, 1999 AND 1998

                                                    ASSETS

                                                                                       1999              1998
                                                                                       ----              ----
CURRENT ASSETS

   Cash                                                                             $ 20,106          $ 40,356
   Receivables
      Trade accounts, net of allowance for doubtful
        accounts of $20,000 and $0, respectively                                     292,139           245,925
      Other                                                                           87,135               -
   Notes receivable, current portion                                                 143,750               -
   Inventory                                                                         242,665           293,727
   Prepaid expenses                                                                      -             118,884
                                                                                ------------      ------------
                        Total current assets                                         785,795           698,892


PROPERTY AND EQUIPMENT - net of accumulated depreciation
 of $128,876 and $219,758,  respectively                                              80,327           192,849


NOTES RECEIVABLE - net of current portion, net of allowance
   for doubtful accounts of $0 and $0, respectively                                  431,250           899,833


OTHER ASSETS
   Organizational costs, net of $7,081 and $3,334, respectively
      accumulated amortization                                                          -                4,047
   Goodwill,  net of $405,442 and $0 of accumulated amortization,                  6,081,630         6,487,072
      respectively
   Net assets of discontinued operations, held for resale                            840,000         3,463,762
   Intellectual properties, net of $1,135,993 and $4,063 of accumulated
      amortization, respectively                                                  21,161,691        22,297,621
   Trademarks                                                                          9,000              -
   Other                                                                             515,208           531,772
                                                                                ------------      ------------
                        Total other assets                                        28,607,529        32,784,274
                                                                                ------------      ------------
                                                                                $ 29,904,901      $ 34,575,848
                                                                                ============      ============


                     The accompanying notes are an integral part of the financial statements.


                             AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                           AUGUST 31, 1999 AND 1998

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     1999               1998
                                                                                     ----               ----

CURRENT LIABILITIES
   Notes payable - current portion                                                 $ 277,185         $ 109,795
   Accounts payable, trade                                                           704,209           392,475
   Advances from officers                                                            216,488            40,602
   Current portion of obligations under capital leases                                   -
   Accrued payroll and payroll taxes                                                 357,644
   Other accrued expenses                                                            373,622           100,245
   Current portion of license rights payable                                             -             210,077
                                                                                ------------      ------------
                        Total current liabilities                                  1,929,148           853,194

LONG-TERM LIABILITIES
   License rights payable                                                                -             329,923
   Deferred revenue                                                                  400,000           400,000
   Product Marketing Obligation                                                      405,000               -
   Deferred tax liability                                                          6,219,834         6,487,072
                                                                                ------------      ------------
                        Total long-term liabilities                                7,024,834         7,216,995
                                                                                ------------      ------------
                        Total liabilities                                          8,953,982         8,070,189

COMMITMENTS AND CONTINGENCIES                                                            -                 -


STOCKHOLDERS' EQUITY
   Preferred stock - 5,000,000 shares authorized, $.005 par value
       Series A cumulative, convertible preferred, none and none
          shares issued and outstanding, respectively;
          liquidation preference of $1.00 per share                                      -
       Series M cumulative, convertible preferred, 1,143,750 and
          1,029,750 shares issued and outstanding, respectively;
          liquidation preference of $1.00 per share                                    1,144            1,143
   Common stock - $.05 par value, 50,000,000 shares authorized,
       14,654,332 and 5,074,034 shares issued and outstanding,
       respectively                                                                  732,716          482,299
   Additional paid-in capital                                                     36,667,496       34,745,298
   Retained earnings                                                             (16,450,437)      (8,723,081)
                                                                                ------------     -------------
                        Total stockholders' equity                                20,950,919       26,505,659
                                                                                ------------     -------------
                                                                                $ 29,904,901     $ 34,575,848
                                                                                ============     =============



                      The accompanying notes are an integral part of the financial statements.

                              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      QUARTER ENDED AUGUST 31, 1999 AND 1998


                                                                                    1999                1998
                                                                                    ----                ----

REVENUES
   Product sales                                                                 $ 345,441           $ 452,365
   Franchisee fees                                                                  15,000              20,000
   Other revenues                                                                      -
                                                                                -----------         -----------

                        Total revenues                                             360,441             472,365

COSTS AND EXPENSES
   Salaries and wages                                                              216,170
   Cost of sales                                                                   322,549             261,876
   Advertising                                                                      24,640
   Depreciation and amortization                                                   440,331              19,444
   Other
   Other general & administrative expenses                                          67,793             235,222
                                                                                -----------         -----------
                        Total costs and expenses                                 1,071,483             516,542
                                                                                -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                                     (711,042)            (44,177)

Interest income                                                                        -
Interest expense                                                                   (18,596)           (122,479)
                                                                                ----------          -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                             (729,638)           (166,656)

Income taxes
                                                                                -----------         -----------
NET INCOME (LOSS)                                                               $ (729,638)         $ (166,656)
                                                                                ===========         ===========


EARNINGS (LOSS) PER COMMON SHARE - BASIC                                           $ (0.05)            $ (0.01)
                                                                                ===========         ===========

EARNINGS (LOSS) PER COMMON SHARE - DILUTED                                         $ (0.05)            $ (0.01)
                                                                                ===========         ===========

Shares used in the calculation of per share amounts:
Basic earnings per common share
Dilutive impact of stock options

Diluted earnings per common share                                                       -                    -
                                                                                ===========         ===========


                    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998


                                                    1999             1998
                                                    ----             ----
Cash flows from operating activities:

    Cash received from customers                 $  146,244      $  398,577
    Cash paid to employees                      (   122,252)    (   145,957)
    Cash paid to suppliers                      (   277,644)    (   301,066)
    Taxes paid                                          -               -


    Net cash used in operating activities       (   253,652)    (   170,925)
                                                ------------    ------------

Cash flows from investing activities:

    Advances to Subsidiaries                            -       (   132,395)
    Proceeds from issuance of preferred
      stock, net offering costs                         -           112,500
    Proceeds from notes payable                         -               -
    Repayments of notes payable                         -       (    20,668)
    Proceeds from issuance of common stock          211,950         106,000
                                                ------------    ------------

    Net cash provided by financing activities       211,950          65,437
                                                ------------    ------------


Net increase (decrease) in cash                  (   41,702)    (   105,448)

Cash at beginning of period                          61,808         145,844
                                                ------------    ------------

Cash at end of period                          $     20,106    $     40,356

                                                ============    ============


    The accompanying notes are an integral part of the financial statements.



                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998


                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities

                                                       1999            1998
                                                       ----            ----


Net loss                                          $(   729,638)    $(   166,654)


Adjustments to reconcile
    net loss to net cash
    used in operating activities:

    Amortization                                       431,088            4,263
    Depreciation                                         9,242           15,181
    Common stock issued for services                        -            71,450
    (Increase) decrease in accounts receivable      (  205,323)          73,788
    (Increase) decrease in prepaid expenses                 -            15,000
    (Increase) decrease in other assets                 10,000               -
    Increase (decrease) accounts payable               194,016           69,520
    Increase (decrease) in accrued expenses             56,963       (  105,897)
                                                  -------------    -------------

    Total adjustments                                  495,986       (    4,271)
                                                  -------------    -------------

    Net cash used in operating activities         $ (  253,652)     $(  170,925)
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


Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc. and McCleskey Sales and Service, Inc., each of which has fiscal year ends of May 31. All material intercompany accounts and balances have been eliminated in the consolidation.


Amortization

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded over a ten-year term. For the quarter ended August 31, 1999 and 1998, amortization expense totaled $350,000 and $0, respectively.

Goodwill recorded in the acquisition of AIC, is being amortized under the straight-line method over 20 years. For the quarter ended August 31, 1999 and 19998, amortization expense totalled $81,089 and $0, respectively.


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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



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


Revenue recognition

Revenues from the Company's operations are recognized at the time products are shipped or services are provided. Revenue from francise sales are recognized at the time all material services relating to the sale of a franchise have been performed by the Company.


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


Earnings per share

Basic and diluted loss per share are based upon 13,937,536 and 9,645,923, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.


COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expire in September 2000.

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
                                  ------------------
                                   $ 116,432
                                  ==================

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


Year 2000 computer compliance

The Company is currently using computer hardware and software that is not in compliance with the year 2000 dating issues. However, new software and hardware components have been ordered, therefore the Company anticipates to be in compliance prior to December 31, 1999. To date, the Company has incurred approximately $15,000 of costs related to this effort. Management does not believe any additional significant cost will be incurred and the accompanying consolidated financial statements do not contain any reserve for this contingency.

Based on the unpredictable nature of the year 2000 issue, its effects and the success of related remediation effots will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 ready.

LITIGATION

Rental operating lease

The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey. The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. A reserve for $200,000 has been established in anticipation of settling this obligation.


FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts and notes receivable, trade payable.


Cash

The Company maintains its cash in bank deposit and other accounts , which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believes it is subject to any credit risks involving its cash.


Accounts and notes receivable, trade

The Company accounts and notes receivables are unsecured and represent sales not collected to date. Management believes these accounts and notes receivables are fairly stated at estimated net realizable amounts.


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

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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
                                               ---------------------------------

     License rights, net of $438,760
       and $438,760, respectively, of
       of accumulted amortization and
       net of license rights payable
       of $540,000                                $ (303,750)       $ (303,750)
     Proprietary software and trademark
       net of $0 and $1,643,53, respectively
       of accumulated amortization                 1,143,750         3,767,512
                                               ---------------------------------

                                                   $ 840,000       $ 3,463,762
                                               =================================


STOCK OPTIONS AND WARRANTS

Through the quarter ended August 31, 1999 and 1998, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between January 1999 and December 2008 and are exercisable at prices from $0.20 to $22.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.


RELATED PARTIES

As of August 31, 1999, the Chief Executive Officer and the President made cash advances of $100,000 and $186,000 and received repayments of $127,000 and $0, respectively. The advances are to be paid as cash is avaiable or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum.

As of August 31, 1999, advances payable to these officers totaled $216,488 and $186,000, respectively

                       MANAGEMENT DISCUSSION AND ANALYSIS


Result of Operations

The Company's operations for the three months ending August 31, 1999 resulted in a net loss of $729,638 or $0.05 basic loss per share, compared to a net loss of $166,656 or $0.01 basic loss per share, for the comparable period in 1998.

The Company, entirely through its wholly owned subsidiary, Airsopure Inc., (ASP) had sales of $360,441 for the three months ended August 31, 1999 primarily composed of approximately $345,000 of sales of air purification equipment, installation and replacement of air filters compared to Company's sales of $452,365 for the comparable three months of 1998 a decrease of $106,942. The Company also sold one new franchise during this period.

Airtech sales of air purification equipment reflect initial market penetration and acceptance of newly introduced units. The Company has had success selling equipment into business with existing or pending bans on smoking, such as hotels and restaurants. The Company will be making its application to the Medicare administration on its new Model S-950 and is seeking an affirmative response prior to the end of the calendar year. Production and distribution of the Model S-999 automobile unit has been slow due to a new market being cultivated by Airtech. Increased media attention to this type of technology and its impact to consumers lives should allow the product to gain more favorable market presence and increased sales. The Company's products continue to have a high rate of acceptance among the commercial accounts to which the Company markets while beta site testing new models.

Cost of Goods sold was $322,549 compared to $261,876 for the three months ending August 31,1999 and 1998 respectively. Management believes the cost of goods sold as a percentage of sales will be approximately 40% in the future as sales of air purification equipment increase and become the major portion of the Company's sales.

Operating expenses were $748,934 compared to $254,666 for the three months ending August 31, 1999 compared to the same quarter in 1998. The increase is attributable to recording amortization and carry forward expenses, along with an increase in general and administrative expenses. The increase in the G&A was attributable to the increase in wages, advertising, an increase in reserve for doubtful accounts and consulting expenses incurred by the subsidiary (ASP).


Liquidity and Capital Resources

During the three months ended August 31 1999 the Company continued to fund operations through revenues, private sales of securities and paying certain debts and business services in Company common stock. As of August 31, 1999 the Company had invested $534,804 in accounts receivable and inventory an increase of $118,188 over May 31, 1999. Likewise trade accounts payable increased $194,016 between the two periods.

During the quarter, the Company sold 1,446,800 shares of its common stock for $211,950.

     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-KSB for the fiscal year ended May 31, 1999 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on October 15, 1999.




                              AIRTECH INTERNATIONAL GROUP, INC.


                              by: /s/ CJ Comu
                              -----------------------------------
                                  CJ Comu, Chief Executive Officer