Form 10QSB
period 1999-11-30
AIRTECH INTERNATIONAL GROUP INC
filed 2000-01-14
CIK 883041

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                         Commission File
  November 30, 1999                                            Number 0-19796


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


                           15400 Knoll Trail, Ste 200
                               Dallas, Texas 75248
                    (address of Principal Executive Offices)

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

                          Yes  [  X  ]     No  [     ]


     The Registrant has 16,560,440 shares of common stock, par value $0.05 per share issued and outstanding as of November 30, 1999.

     Traditional Small Business Disclosure Format

                          Yes  [  X  ]     No  [     ]

                        Airtech International Group, Inc.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                    Page No.


   Item 1.     Airtech International Group, Inc.                      1 - 9
                   Financial Statements (Unaudited)
               Balance Sheet as of November 30, 1999 and 1998
                Statement of Operations for the six
                  months ended November 30, 1999 and 1998
               Statement of Operations for the three
                  months ended November 30, 1999 and 1998
               Statement of Cash Flows for the six months
                    ended November 30, 1999 and  1998
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                        10


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                           11

   Item 2.   Changes in Securities                                       None

   Item 3.   Defaults upon Senior Securities                             None

   Item 4.   Submission of Matters to a Vote of Security Holders         11

   Item 5.   Other Information                                           None

   Item 6.   Exhibits and Reports on Form 8-K                            None


   SIGNATURE PAGE                                                        12

                         PART 1. FINANCIAL INFORMATION


Item 1   Financial Statements


                             AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                        NOVEMBER 30, 1999 AND 1998
                                                 UNAUDITED

                                                    ASSETS

                                                                                       1999              1998
                                                                                       ----              ----
CURRENT ASSETS

   Cash                                                                             $ 14,544          $127,400
   Receivables
      Trade accounts, net of allowance for doubtful
        accounts of $20,000 and 10,000, respectively                                 295,385           163,131
      Other                                                                          205,511                 -
   Notes receivable, current portion                                                 143,750                 -
   Inventory                                                                         242,665           323,489
   Prepaid expenses and other assets                                                       -            61,996
                                                                                ------------      ------------
                        Total current assets                                         901,855           676,016
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation
 of $138,117 and $250,338,  respectively                                             117,086           170,252
                                                                                ------------      ------------

NOTES RECEIVABLE - net of current portion, net of allowance
   for doubtful accounts of $0 and $0, respectively                                  431,250           899,833
                                                                                ------------      ------------

OTHER ASSETS
   Organizational costs, net of accumulated amortization                               9,000             4,047
      of $0 and $3,334, respectively
   Goodwill,  net of accumulated amortization of                                   6,000,541         6,487,072
      $486,531 and $305,281, respectively
   Net assets of discontinued operations, held for resale                            840,000         3,463,762
   Intellectual properties, net of accumulated amortization
      of $1,485,993 and $305,281, respectively                                    20,811,691        21,996,603
   Trademarks                                                                          9,000                 -
   Other                                                                             516,208           531,772
                                                                                ------------      ------------
                        Total other assets                                        28,186,440        32,483,256
                                                                                ------------      ------------
                                                                                $ 29,636,631      $ 34,229,357
                                                                                ============      ============


                     The accompanying notes are an integral part of the financial statements.


                             AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                         NOVEMBER 30, 1999 AND 1998

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     1999               1998
                                                                                     ----               ----

CURRENT LIABILITIES
   Notes payable - current portion                                                 $ 277,185         $  66,748
   Accounts payable, trade                                                           654,563           403,318
   Advances from officers                                                            236,488            48,900
   Accrued payroll and payroll taxes                                                 354,802
   Other accrued expenses                                                            415,912           170,812
   Current portion of license rights payable                                               -           210,077
                                                                                ------------      ------------
                        Total current liabilities                                  1,938,950           899,855
                                                                                ------------      ------------
LONG-TERM LIABILITIES
   License rights payable                                                                  -           329,923
   Notes Payable                                                                           -           277,185
   Deferred revenue                                                                  400,000           400,000
   Product Marketing Obligation                                                      405,000                 -
   Deferred tax liability                                                          6,219,834         6,487,072
                                                                                ------------      ------------
                        Total long-term liabilities                                7,024,834         7,494,180
                                                                                ------------      ------------
                        Total liabilities                                          8,963,784         8,394,035
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                              -                 -

STOCKHOLDERS' EQUITY
   Series M cumulative, convertible preferred, 1,143,750 and
          1,143,750 shares issued and outstanding, respectively;
          liquidation preference of $1.00 per share                                    1,143             1,143
   Common stock - $.05 par value, 50,000,000 shares authorized,
       16,560,440 and 10,637,380 shares issued and outstanding,
       respectively                                                                  828,022           531,869
   Additional paid-in capital                                                     37,480,172        36,691,619
   Retained earnings                                                             (17,636,490)      (11,389,309)
                                                                                ------------      -------------
                        Total stockholders' equity                                20,672,847        25,835,322
                                                                                ------------      -------------
                                                                                $ 29,636,631      $ 34,229,357
                                                                                ============      =============



                      The accompanying notes are an integral part of the financial statements.

                              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                                    UNAUDITED

                                                                                    1999                1998
                                                                                    ----                ----

REVENUES
   Product sales                                                                  $ 418,338           $ 640,601
   Franchisee fees                                                                  115,000
   Other revenues                                                                       225
                                                                                ------------         -----------

                        Total revenues                                              533,563             640,601

COSTS AND EXPENSES
   Salaries and wages                                                               385,138
   Cost of sales                                                                    415,649             346,230
   Advertising                                                                       50,195              21,234
   Depreciation and amortization                                                    880,660             337,360
   General & administrative expenses                                                407,332             691,947
                                                                                ------------         -----------
                        Total costs and expenses                                  2,138,974           1,396,771
                                                                                ------------         -----------

LOSS FROM OPERATIONS                                                             (1,605,411)           (756,170)

Interest expense                                                                    (37,276)           (170,817)
                                                                                ------------         -----------
NET LOSS BEFORE INCOME TAXES BENEFIT                                             (1,642,687)           (926,987)

Income taxe benefit                                                                       -                   -
                                                                                ------------         -----------
NET LOSS                                                                        $(1,642,687)         $ (926,987)
                                                                                ============         ===========


LOSS PER COMMON SHARE - BASIC                                                       $ (0.11)            $ (0.09)
                                                                                ============         ===========

LOSS PER COMMON SHARE - DILUTED                                                     $ (0.11)            $ (0.09)
                                                                                ============         ===========



                    The accompanying notes are an integral part of the financial statements.

                              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                                    UNAUDITED

                                                                                    1999                1998
                                                                                    ----                ----

REVENUES
   Product sales                                                                  $  72,897           $ 168,236
   Franchisee fees                                                                  100,000
   Other revenues                                                                       225
                                                                                ------------         -----------

                        Total revenues                                              173,122             168,236

COSTS AND EXPENSES
   Salaries and wages                                                               168,968
   Cost of sales                                                                     93,100              84,354
   Advertising                                                                       25,555              21,234
   Depreciation and amortization                                                    440,329             317,916
   General & administrative expenses                                                339,539             456,725
                                                                                ------------         -----------
                        Total costs and expenses                                  1,067,491             880,229
                                                                                ------------         -----------

LOSS FROM OPERATIONS                                                               (894,369)           (711,993)

Interest expense                                                                    (18,680)            (48,338)
                                                                                ------------         -----------
NET LOSS BEFORE INCOME TAXES BENEFIT                                               (913,049)           (760,331)

Income taxe benefit                                                                       -                   -
                                                                                ------------         -----------
NET LOSS                                                                        $  (913,049)         $ (760,331)
                                                                                ============         ===========


LOSS PER COMMON SHARE - BASIC                                                       $ (0.06)            $ (0.08)
                                                                                ============         ===========

LOSS PER COMMON SHARE - DILUTED                                                     $ (0.06)            $ (0.08)
                                                                                ============         ===========



                    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   UNAUDITED

                                                    1999             1998
                                                    ----             ----
Cash flows from operating activities:

    Cash received from customers                 $  317,601      $  611,009
    Cash paid to employees                         (385,138)       (299,827)
    Cash paid to suppliers                         (271,555)       (688,123)
                                                ------------    ------------

    Net cash used in operating activities          (339,092)       (376,941)
                                                ------------    ------------

Cash flows from financing activities:

    Advances to Subsidiaries                              -        (132,395)
    Proceeds from issuance of preferred
      stock, net offering costs                           -         112,500
    Repayments of notes payable                     291,828         (20,668)
    Proceeds from issuance of common stock                -         399,060
                                                ------------    ------------

    Net cash provided by financing activities       291,828         358,497
                                                ------------    ------------


Net increase (decrease) in cash                     (47,264)        (18,444)

Cash at beginning of period                          61,808         145,844
                                                ------------    ------------

Cash at end of period                           $    14,544     $   127,400

                                                ============    ============


    The accompanying notes are an integral part of the financial statements.



                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   UNAUDITED

                    Reconciliation of Net Income to Net Cash
                          Used in Operating Activities


                                                       1999            1998
                                                       ----            ----
Net loss                                          $(1,642,687)      $  (926,987)


Adjustments to reconcile
    net loss to net cash
    used in operating activities:

    Amortization and Depreciation                      880,660          337,360
    Common stock for services                          263,618          150,000
    (Increase) decrease in accounts receivable        (121,434)           9,006
    (Increase) decrease in prepaid expenses                  -            5,218
    (Increase) decrease in other assets                 19,970          (94,756)
    Increase (decrease) accounts payable               144,370          266,363
    Increase (decrease) in accrued expenses            116,411         (123,145)
                                                  -------------    -------------

    Total adjustments                                1,303,595          550,046
                                                  -------------    -------------

    Net cash (used) in operating activities       $   (339,092)     $  (376,941)
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

On May 31, 1998, the Company acquired all of the outstanding common stock shares Airtech International Group (AIC), which through its subsidiaries manufacture and sell various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share and the issuance of $9,000,000 of convertible debentures.

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


Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc. and McCleskey Sales and Service, Inc., each of which has fiscal year ends of May 31, and the Company's investment in Airsopure 999 LP, a Texas Limited Partnership with a December year end. All material intercompany accounts and balances have been eliminated in the consolidation.


Amortization

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded ratably over a ten-year term. For the quarter ended November 30, 1999 and 1998, amortization expense totaled $350,000 and $305,281, respectively.

Goodwill recorded in the acquisition of AIC, is being amortized under the straight-line method over 20 years. For the quarter ended November 30, 1999 and 1998, amortization expense totalled $81,089 and $12,635, respectively.


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


Revenue recognition

Revenues from the Company's operations are recognized at the time products are shipped or services are provided. Revenue from franchise sales are recognized at the time all material services relating to the sale of a franchise have been performed by the Company.


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


Earnings per share

Basic and diluted loss per share are based upon 16,560,440 and 10,637,380, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.


2.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expire in January 2002.

Minimum future rental payments required under the above operating lease is as follows.

         Year ending May 31

               2000                $  28,044
               2001                   59,820
               2002                   42,376
                                  ------------------
                                   $ 130,240
                                  ==================

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


3.  FINANCIAL INSTRUMENTS

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

4.  ASSETS HELD FOR SALE

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

At November 30, 1999 and 1998, net assets of these discontinued operating segments, stated at the lower of cost or net realizable value, were comprised of the following:

                                                      1999              1998
                                                  ------------      ------------
     License rights, net of $438,760
       and $438,760, respectively, of
       of accumulted amortization and
       net of license rights payable
       of $540,000                                $ (303,750)       $ (303,750)
     Proprietary software and trademark
       net of $0 and $1,643,53, respectively
       of accumulated amortization                 1,143,750         3,767,512
                                                  ------------      ------------
                                                   $ 840,000        $3,463,762
                                                  ============      ============

5.  STOCK OPTIONS AND WARRANTS

Through the quarter ended November 30, 1999 and 1998, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between December 1999 and December 2008 and are exercisable at prices from $0.20 to $22.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

6.  RELATED PARTIES

For the six months ended November 30, 1999, the Chief Executive Officer and the President made cash advances of $20,000 and $20,000 and received repayments of $0 and $0, respectively. The advances are to be paid as cash is avaiable or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum.

As of November 30, 1999, advances payable to these officers totaled $20,000 and $20,000, respectively

                                     PART I

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

1.       Results of operations

     The Company's operations for the three months ending November 30, 1999 resulted in a net loss of $913,049.00 or a $0.06 basic loss per share. This is compared to a loss of $760,331.00 or $0.08 per share for the same period in 1998.

     The Company through its wholly owned subsidiary, Airsopure Inc. reflected increased sales totaling $173,122 for the three months ended November 30, 1999. This was primarily the result of sales of air purification equipment, installation and sales of replacement filters. This compares to sales of $168,236 for the three months ended November 30, 1998. Included in these sales is a sale of one franchise for 1999 totaling $100,000.00.

     The Company's sales of air purification equipment reflect the completion of the Company's efforts to introduce a full line of commercial and consumer air purification and sanitation equipment. The sale of equipment was hampered by the Company's financing shortfall resulting in a lower inventory of finished goods.

     During the Quarter ended November 30,1999, the Company made an application to the Medicare administration on its new Model S-950 and expects an affirmative response by February 3, 2000. At the same time the Company has announced the opening of two Company retail sales stores in Dallas and Las Vegas to facilitate the sale of the Company's home consumer products. The Company expects this marketing approach to complement the Medicare market.

     Production and sales of the Model S-999 auto unit was slowed by the Company's due diligence in finding a replacement out-sourced manufacturer. The acceptance of the auto unit in such a new market has been enhanced during the Quarter by the sales and marketing efforts and expenditures of the Company. The media attention and the increased public awareness of the auto emissions, for example Houston TX. replacing Los Angeles CA. as the dirtiest US city, should allow the unit to gain market acceptance. The clinical efficacy test results should be available in the quarter, triggering sales to fleet services and Police Departments to mention only two end users that will benefit from the unit. The European auto accessory after market continues to review the auto unit and the Company is reviewing its EU sales strategy.

     The Company's commercial lines of products continue to have very favorable after sale satisfaction. The replacement filter market is growing and keeps customer satisfaction high. The Company will be focusing on adding qualified Franchisees worldwide to take care of the demand for pure air.

     The Cost of goods sold for the three months ended November 30, 1999 was $93,100 as compared to $84,354 for the prior period, November 30, 1998. These costs are higher than Management anticipates due to the manufacturing overhead being absorbed by lower sales and the current lack of economies of scale in purchasing.

     Operating expenses were $974,391 for the three months ended November 30, 1999 compared to $795,875. for the prior three months ending November 30, 1998. This increase is primarily due to the full amortization of the intangible assets acquired in the Merger, an increase of $122,413. Salaries and wages along with General and administration expenses increased $51,782 due to increased staffing to promote the Company and its products.

     For the six months ended November 30, 1999 the Company reflects a loss from operations of $1,642,687, or $0.11 per share, as compared to a loss of $926,987 or $0.09 loss per share for the comparable period in 1998.

     The six months comparisons are similar. Sales reflect two new franchisees and the inventory liquidity ramifications. The only expense differences are the larger Amortization expenses due to the merger where the expense is $543,300 larger for the six months ended November 30,1999 than 1998. Also, the larger consulting expense attributable to the new consumer products brought on line is reflected in a larger general and administrative category.

2. Liquidity and Capital Resources

     During the three and six months ended November 30, 1999 the Company continued to fund operations through revenues, private sales of securities and paying certain debts and business services in Company common stock. As of November 30, 1999 the Company has invested $295,385 in accounts receivable and $654,563 in Trade accounts payable. As of January 15, 2000, the Company is in the final stages of negotiation with a number of parties to provide the financing required to manufacture sufficient inventory and provide the cash flow for operational support for at least the next year.

3. "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Statements contained in this document which are not historical fact are forward looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. These risks are described in the Company's Form 10-KSB for the fiscal year ended May 31,1999 filed with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     On October 26, 1999 the Company was named as a defendant in an action entitled Carlo Gavazzi Inc. v. Airtech International Corporation and Airtech International Group, Inc., Case no-99-11101-D, County Court No. 4, Dallas Texas. The suit alleges failure to pay invoices on goods shipped to the Company, on goods not shipped, for raw materials and damage claims totaling a relief sought of $1,600,000. The Company has answered with affirmative defenses and denied all of the allegations. The Company has sued Carlo Gavazzi Inc. in a cross action suit, joined to the above styled case seeking a relief of over $1,000,000 in damages. The Company expects to prevail in this suit and has fully reserved for the delivered goods in the financial statements.

     The Company has been named as a defendant in a number of routine litigations seeking payment for goods delivered or for services rendered to the Company. The Company has also had several judgements rendered against the Company in the cases. The Company has answered these causes of action where appropriate, is in negotiation for settlement where appropriate and is under payment schedules with others. The Company has fully reserved for these in the Financial Statements.


Item 4: Submission of Matters To a Vote of Security Holders

     The Company held its Annual Securities Holders Meeting on November 26, 1999. The Securities Holders elected R. John Harris, Dr. Andrew Welch, M.D. Robert Galvan as directors of the Company for a term of one year and re-elected CJ Comu and John Potter for the same term.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on January 14, 2000.




                              AIRTECH INTERNATIONAL GROUP, INC.


                              by: /s/ CJ Comu
                              -----------------------------------
                                  CJ Comu, Chief Executive Officer




                              by: /s/ James R. Halter
                              ----------------------------------------
                              Chief Financial Officer, General Counsel