Form 10QSB
period 2000-02-29
AIRTECH INTERNATIONAL GROUP INC
filed 2000-04-19
CIK 883041

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

For the Quarter Ended                                           Commission File
February 29, 2000                                                Number 0-19796


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

                           Yes_____X____ No __________


    The Registrant has 20,364,417 shares of common stock, par value $0.05 per share issued and outstanding as of February 29, 2000.

                  Traditional Small Business Disclosure Format

                          Yes _____X____ No __________

                   Airtech International Group, Inc.

                            Table of Contents

   PART I - FINANCIAL INFORMATION                                                              Page No.

   Item 1.  Airtech International Group, Inc.                                                   3 - 10
            Financial Statements (Unaudited)
            Balance Sheet as of  February 29, 2000 and February 28, 1999
            Statement of Operations for the three
             months ended February 29, 2000 and February 28, 1999
            Statement of Operations for the nine
             months ended February 29, 2000 and February 28, 1999
            Statement of Cash Flows for the nine months
             ended February 29, 2000 and  February 28, 1999
            Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                                                10


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                                                   13

   Item 2.   Changes in Securities                                                               13

   Item 3.   Defaults upon Senior Securities                                                    None

   Item 4.   Submission of Matters to a Vote of Security Holders                                 14

   Item 5.   Other Information                                                                  None

   Item 6.   Exhibits and Reports on Form 8-K                                                    14


   SIGNATURE PAGE                                                                                14


PART I

ITEM 1  Financial Statements

                                 AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                         FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                     ASSETS

                                                                                        2000                        1999
                                                                                ----------------------      ----------------------

CURRENT ASSETS
   Cash                                                                               $     2,559,385              $        1,905
   Receivables
       Trade accounts, net of allowance for doubtful accounts of
          $20,000 and $30,080, respectively                                                   225,352                     140,605
       Other                                                                                  204,524                           -
   Notes receivable - current portion                                                          75,000                           -
   Inventory                                                                                  317,665                     236,624
   Prepaid expenses and other assets                                                                -                      42,517
                                                                                ----------------------      ----------------------
                        Total current assets                                                3,381,926                     421,651

PROPERTY AND EQUIPMENT - net of accumulated depreciation
  of $149,123 and $265,338 respectively                                                       116,875                     134,870

NOTES RECEIVABLE - net of current portion, net of allowance
   for doubtful accounts of $0 and $0, respectively                                           575,000                     899,833

OTHER ASSETS
   Goodwill, net of $84,763 and $107,750 of accumulated amortization,
       respectively                                                                            94,291                     153,243
   Intellectual properties, net of $58,060 and $15,275 of accumulated
       amortization, respectively                                                             968,112                   1,027,397
   Other                                                                                      519,688                     535,169
                                                                                ----------------------      ----------------------
                        Total other assets                                                  1,582,091                   1,715,809
                                                                                ----------------------      ----------------------

                         Total Assets                                                 $     5,655,892             $     3,172,163
                                                                                ======================      ======================


    The accompanying Notes are an integral part of the financial statements.

                                AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        2000                        1999
                                                                                ----------------------      ----------------------

CURRENT LIABILITIES
   Notes payable - current portion                                                     $      277,185              $       66,748
   Accounts payable, trade                                                                    608,850                     411,617
   Advances from officers                                                                     216,488                      48,900
   Accrued payroll and payroll taxes                                                          323,692
   Other accrued expenses                                                                     417,511                      77,276
                                                                                ----------------------      ----------------------
                        Total current liabilities                                           1,843,726                     604,541

LONG-TERM LIABILITIES
   Notes payable                                                                                    -                     277,185
   Deferred revenue                                                                           400,000                     400,000
   Product Marketing Obligation                                                               405,000                           -
   Convertible Debenture                                                                    2,800,000                           -
                                                                                ----------------------      ----------------------
                        Total long-term liabilities                                         3,605,000                     677,185
                                                                                ----------------------      ----------------------

                        Total liabilities                                                   5,448,726                   1,281,726

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Series M cumulative, convertible preferred, 1,143,750
      shares issued and outstanding,
      liquidation preference of $1.00 per share                                                 1,143                       1,144
   Common stock - $.05 par value, 50,000,000 shares authorized,
      20,364,417 and 13,207,520 shares issued and outstanding,
      respectively                                                                          1,018,220                     660,376
   Additional paid-in capital                                                               6,682,210                   5,160,792
   Retained deficit                                                                        (7,494,407)                 (3,931,875)
                                                                                ----------------------      ----------------------
                        Total stockholders' equity                                            207,166                   1,890,437
                                                                                ----------------------      ----------------------

                        Total Liabilities and Stockholders' Equity                    $     5,655,892             $     3,172,163
                                                                                ======================      ======================

    The accompanying Notes are an integral part of the financial statements.

                            AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                                        2000                        1999
                                                                                ----------------------      ----------------------

REVENUES
   Product sales                                                                       $      604,474              $      759,586
   Franchisee fees                                                                            175,000                           -
                                                                                ----------------------      ----------------------

                        Total revenues                                                        779,474                     759,586

COSTS AND EXPENSES
   Salaries and wages                                                                         901,729                           -
   Cost of sales                                                                              515,127                     459,376
   Advertising                                                                                101,197                      28,084
   Depreciation and amortization                                                              127,421                      45,850
   Other general and administrative expense                                                   745,073                   1,955,048
                                                                                ----------------------      ----------------------

                        Total costs and expenses                                            2,390,547                   2,488,358
                                                                                ----------------------      ----------------------

LOSS FROM OPERATIONS                                                                       (1,611,073)                 (1,728,772)

Interest expense                                                                              (41,461)                   (181,226)
                                                                                ----------------------      ----------------------

NET LOSS BEFORE INCOME TAXES                                                               (1,652,534)                 (1,909,998)

Income taxes                                                                                        -                           -
                                                                                ----------------------      ----------------------

NET LOSS                                                                              $    (1,652,534)            $    (1,909,998)
                                                                                ======================      ======================


(LOSS) PER COMMON SHARE - BASIC                                                        $        (0.08)             $        (0.15)
                                                                                ======================      ======================

(LOSS) PER COMMON SHARE - DILUTED                                                      $        (0.08)             $        (0.15)
                                                                                ======================      ======================


    The accompanying Notes are an integral part of the financial statements.


                              AIRTECH INTERNATIONAL GROUP, INC AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                                        2000                        1999
                                                                                ----------------------      ----------------------

REVENUES
   Product sales                                                                      $       186,136             $       118,985
   Franchisee fees                                                                             60,000                           -
                                                                                ----------------------      ----------------------

                        Total revenues                                                        246,136                     118,985

COSTS AND EXPENSES
   Salaries and wages                                                                         516,591                     119,996
   Cost of sales                                                                               99,478                           -
   Advertising                                                                                 51,002                           -
   Depreciation and amortization                                                               54,665                      62,250
   Other general and administrative expense                                                   368,560                   1,184,321
                                                                                ----------------------      ----------------------

                        Total costs and expenses                                            1,090,296                   1,366,567
                                                                                ----------------------      ----------------------

LOSS FROM OPERATIONS                                                                         (844,160)                 (1,247,582)

Interest expense                                                                               (4,185)                    (10,409)
                                                                                ----------------------      ----------------------

NET LOSS BEFORE INCOME TAXES                                                                 (848,345)                 (1,257,991)

Income taxes                                                                                        -                           -
                                                                                ----------------------      ----------------------

NET LOSS                                                                               $     (848,345)             $   (1,257,991)
                                                                                ======================      ======================


LOSS PER COMMON SHARE - BASIC                                                          $        (0.04)             $        (0.10)
                                                                                ======================      ======================

LOSS PER COMMON SHARE - DILUTED                                                        $        (0.04)             $        (0.10)
                                                                                ======================      ======================

    The accompanying Notes are an integral part of the financial statements.

                                AIRTECH INTERNATIONAL GROUP, INC AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                                        2000                        1999
                                                                                ----------------------      ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                             $    (1,652,534)            $    (1,909,998)

 Adjustments to reconcile net income to cash
    Depreciation and amortization                                                             127,421                      45,850
    Stock payments to employees and consults                                                  486,189                     268,403

 Changes in operating assets and liabilities
    Notes Receivable                                                                         (143,431)                     66,667
    Accounts receivable                                                                       (51,401)                     31,532
    Inventory                                                                                 (75,000)                     47,708
    Accounts payable                                                                           98,657                     274,662
    Accrued expenses                                                                           88,823                    (216,681)
    Other Receivables                                                                        (204,524)                          -
                                                                                ----------------------      ----------------------
      Net cash used in operating activities                                                (1,325,800)                 (1,391,857)

CASH FLOWS FORM INVESTING ACTIVITIES
 Expenditures for other assets                                                                (57,212)                     25,154
                                                                                ----------------------      ----------------------
      Net cash used in investing activities                                                   (57,212)                     25,154

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debentures                                           2,800,000                           -
 Proceeds from issuance of common stock                                                     1,080,589                   1,222,764
                                                                                ----------------------
      Net cash provided by financing activities                                             3,880,589                   1,222,764

INCREASE (DECREASE) IN CASH                                                                 2,497,577                    (143,939)

CASH, BEGINNING OF PERIOD                                                                      61,808                     145,844
                                                                                ----------------------      ----------------------

CASH, END OF PERIOD                                                                   $     2,559,385              $        1,905
                                                                                ======================      ======================


    The accompanying Notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Airtech International Group, Inc. (the Company), (formerly Interactive Technologies Corporation, (ITC), was incorporated in the state of Wyoming on August 8, 1991. As of May 31, 1998, in connection with the acquisition discussed below, the Company manufactures and sells a full line of air purification products.

On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation, which through its subsidiaries manufactures and sells various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share and the issuance of $9,000,000 of convertible debentures.

The transaction was accounted for using the purchase method of accounting with AIC for accounting and reporting purposes the acquiror. Accordingly, the purchase price of the net assets acquired from ITC has been allocated among the net assets based on their relative fair value of zero.


Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. and McCleskey Sales and Service, Inc., (dormant) each of which has a fiscal year end of May 31, and AIC's investment in Airsopure 999LP, a Texas Limited Partnership with a December year end. All material intercompany accounts and balances have been eliminated in the consolidation.


Amortization

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded ratably over a ten-year term. For the nine months ended February 29, 2000 and 1999, amortization expense totaled $20,000 and $15,275, respectively.

Goodwill recorded in the acquisition of ITC, is being amortized under the straight-line method over 5 years. For the nine months ended February 29, 2000 and 1999, amortization expense totaled $48,953 and $18,000, respectively.


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


Earnings per share

Basic and diluted loss per share are based upon 20,064,487 weighted average over the nine month period shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.


COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expire in January 2002.

Minimum future rental payments required under the above operating lease are as follows.


         Year ending May 31

               2000                 $ 28,044
               2001                   59,820
               2002                   42,376
                                  ----------
                                    $130,240
                                  ==========

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, accounts and notes receivable, and trade payables.


Cash

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company invests excess cash not required for operations in US Treasury repurchase agreements in connection with its cash management account with its primary bank. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.


Accounts and notes receivable, trade

The Company accounts and notes receivables are unsecured and represent sales not collected to date. Management believes these accounts and notes receivable are fairly stated at estimated net realizable amounts.


STOCK OPTIONS AND WARRANTS

Through the quarter ended February 29, 2000 and 1999, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between January 1999 and December 2008 and are exercisable at prices from $0.20 to $22.50 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.


RELATED PARTIES

For the nine months ended February 29, 2000, the Chief Executive Officer and the President made cash advances of $20,000 and $20,000 respectively and received repayments of $20,000 and $20,000, respectively. The advances are to be paid as cash is available or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum.

As of February 29, 2000 advances payable to these officers totaled $0 and $0, respectively


ITEM 2

MANAGEMENT'S  DISCUSSION AND ANALYSIS

1.   Balance Sheet and Results of Operations related to the Reverse Merger.

              Based upon a review of the Company's Financial Statements and the recommendations of the Securities and Exchange Commission (SEC) the Company has restated their Financial Statements for the Year ended May 31, 1999 and the comparative period ended May 31, 1998. The Company proposes to include the restated financial statements in a Form 10-K/SB-2nd Amendment that we will initially file in draft form with the SEC as soon as possible. The original timely filed Form 10-K/SB and related 10-Q/SB's previously

MANAGEMENT DISCUSSION AND ANALYSIS

1. Balance Sheet and Results of Operations as a result of Reverse Merger. (Continued)


         reflected the combination of Interactive Technologies, Company, Inc.
         (ITC) and Airtech International Corp. (AIC) as a merger, with ITC deemed the legal, accounting and reporting acquiror. The Company also previously reflected in the Financial Statements the merger between AIC and ITC utilizing the purchase method of accounting. This treatment resulted in reflecting the combination of the assets of ITC and the purchase of the Goodwill and Intellectual Properties of AIC at the then appraised air market value of $22,937,760 with corresponding adjustments of the Shareholders' Equity.

              The Amended Financial Statements and the accompanying interim Financial Statements also reflect the merger utilizing the purchase method of accounting, however, based upon the SEC recommendation, with AIC being the acquiror for accounting and reporting purposes and ITC the legal acquiror. All of these filings reflect the purchase method of accounting with the fair market value for the ITC purchased assets accounted for at fair market value. This valuation increase was minimal due to the abandonment of the ITC media programming line of business. The result is a decrease in previously reported assets of $23,000,000 and a decrease in the net losses for the periods due to lower amortization, depreciation due to lower cost basis of assets and the lower write off of discontinued assets, that were not capitalized upon restatement.

              The Company's Financial Statements included with this quarterly report and the Consolidated Results of Operations for the nine and three months ended February 29, 2000 and February 28, 1999 and the Consolidation Balance Sheets at February 29, 2000 and February 28, 1999 represent the position and operations of the Company after the reverse merger with AIC, with AIC the acquiror for reporting purposes.


2.   Results of Operations

              The Company's Revenues increased $19,888 to total $779,474 for the nine months ended February 29, 2000. Included in the revenue number are the sales of air purification products which increased $329,474 to $604,474 for the nine months compared to prior periods. This is a result of the Company's concentration on sales of product. The Company's subsidiary McCleskey Sales and Service was discontinued by May 31, 1999, therefore, the $400,000 of sales for this subsidiary for 1999 has no corresponding revenue for 2000. Sale of franchises increased $90,000 over the prior nine-month period. The sale of franchises decreased by five in number, however, the sale of a single franchise for $100,000 made up the difference.

              The Cost of sales increased only $55,751 even though sales of product and services increased $419,888. This increase is $80,000 higher due to a write off of obsolete inventory in the 1999 period increasing cost of sales by $80,000. The cost of sales for the nine months ended February 29, 2000 is 85% of product sales. This higher cost percentage is due to the Company's continuing liquidity problem which forced smaller production runs and higher costs for raw materials.

              General and administrative expenses decreased $1,210,875 in comparing the two nine month periods. This decrease is offset by the increase in salaries and wages of $901,729 for an overall decrease in costs for both general and administrative and wages of $309,146. The prior year's period

MANAGEMENT DISCUSSION AND ANALYSIS
         reflected deferred compensation costs of $600,000 that has no comparison in the current period. The primary reason for this increase is the consulting fees of $350,000 paid in connection with the recent $5,000,000 sale of convertible debentures in February, 2000.

              Interest expense decreased $140,000 due to the conversion of debentures to common stock in the first quarter of 1999 connected with the merger of AIC and ITC. There is no comparable expense in the current nine-month period. The $5,000,000 sale in new Convertible debentures was not consummated until February 23, 2000 and therefore the interest accrual at February 29, 2000 is minimal.

              The results of operations for the three months ended February 29, 2000 reflect a decrease in losses from $1,247,582 to a loss of $848,345. Product sales show an increased trend discussed above, after removing the discontinued operations sales in the service sector. The combined general and administrative expenses and wages and salaries also decreased $299,170 as discussed above. The Consulting fees for the February 23, 2000 debenture and the prior periods deferred compensation accrual comprise the difference in general and administrative expense.


3.   Liquidity and Capital Resources

              During the nine months ended February 29, 2000 the company continued to finance operations with private placements of securities, long term vendor payout schedules or in common stock payments. During February 2000, the Company consummated a $5,000,000 Convertible Debenture sale to a New York City investment company. This sale along with the exercise of the attached warrants could yield the Company an additional $4,500,000 in equity by year end 2000, above the $2,500,000 received to date. The Company is also starting the sale of franchises for its consumer products. The sale of the projected 50 to 100 franchises over the next 24 months could result in up to $2,500,000 in product sales for the Company. The Company feels that these resources along with increased sales of products will enable the Company to aggressively pursue the indoor air purification market with adequate funding.

              The Company does not have any plans for major capital outlays over the next 12 months. Any increased expenditure will be based on customer demand or made to order products thereby resulting in predictable payoff periods.



     Certain statements in this Form 10-QSB constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on theses forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

ITEM 1

Legal Proceedings

         On October 26, 1999 the Company was named as a defendant in an action entitled Carlo Gavazzi Inc. v. Airtech International Corporation and Airtech International Group, Inc., Case no-99-11101-D, County Court No. 4, Dallas Texas. The complaint alleges damages for our failure to pay invoices for goods shipped to the Company, goods not shipped to the Company and for raw materials. The plaintiff's are seeking damages of approximately $1,600,000. The Company answered the complaint with affirmative defenses and denied all the plaintiff's allegations. In addition, the Company, filed a cross-claim against the plaintiffs for damages of approximately $1,000,000. The case is in the early stages of discovery. The Company intends to continue to vigorously defend against this cause of action, and to pursue our cross-claim. While the results of these claims cannot be predicted with certainty, management believes that the final outcome of this litigation is adequately reserved for in our consolidated financial statements in the amount of $250,000.

         The company has been named as a defendant in a number of lawsuits arising in the ordinary course of business. In some of these cases a judgment was rendered against the Company. The Company has answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. The Company has fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $62,000.

         In 1997, the Company was also named as a defendant in a cause of action styled LLB Realty, L.P.C. v Interactive Technologies, Corp., Cause No. MER-L-1535-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into by the Company for office facilities in New Jersey. The Company never occupied the space based upon the plaintiff (lessor) failing to finish-out the space pursuant to the Company's specifications. The complaint alleges damages of approximately $607,000 for remaining lease payments, finish-out costs and lost revenues. The Company filed a counterclaim seeking damages, and mitigation in the amount of $400,000 under a capital lease obligation for equipment located in the New Jersey facility and contractually precluded from being removed from the facilities by the plaintiff (lessor). Although the Company is currently in negotiations for a favorable settlement relating to the complaint, the outcome of these negotiations is uncertain. The Company established a reserve in our consolidated financial statements in the amount of $200,000 in anticipation of a settlement.


ITEM 2

Changes in Securities

On February 22, 2000, we entered into a securities purchase agreement with PK Investors LLC ("PKI") to raise up to $5,000,000 through the sale to PKI of up to $5,000,000 in principal amount of our 6% Convertible Debentures ("Debentures") and Warrants to purchase up to 500,000 shares of our Common Stock ("Warrants"). Upon execution of the securities purchase agreement, PKI purchased $2,500,000 in principal amount of the Debentures and Warrants to purchase 250,000 shares of Common Stock for a purchase price of $2,500,000. Under the terms of the securities purchase agreement, the Company also issued to PKI a Conditional Warrant to purchase the remaining $2,500,000 in principal amount of Debentures and the remaining Warrants to purchase 250,000 shares of our Common Stock. The Debentures, Warrants, and Conditional Warrant were sold and issued to PKI in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933.

ITEM 3

Defaults upon Senior Securities, None


ITEM 4

Submission of Matters To Vote of Security Holders

         During the three months ended February 29, 2000 there were no submissions of matters for shareholders vote.



ITEM 5

Other Information, None

ITEM 6

Exhibits and Reports on Form 8-k

      (a)      Exhibits
               Exhibit 27 - Financial Data Schedule

      (b)      Reports on Form 8-K, None



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacity as the Registrant's Chief Executive Officer and Chief Financial Officer, respectively.




                                   Dated:   April 19, 2000

                                   AIRTECH INTERNATIONAL GROUP, INC.


                                   by: /s/ CJ Comu
                                   -------------------------------------
                                       Chief Executive Officer, Director


                                   by: /s/ James R. Halter
                                   -------------------------------------
                                       Chief Financial Officer