Form 10KSB/A
period 1999-05-31
AIRTECH INTERNATIONAL GROUP INC
filed 2000-06-08
CIK 883041

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                           --------------------------
                                 AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                  May 31, 1999

                         COMMISSION FILE NUMBER: 0-19796

                           --------------------------
                        AIRTECH INTERNATIONAL GROUP, INC.
               (Exact name of registrant as specified in charter)

         WYOMING                                                98-0120805
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                       Identification No.)

                15400 KNOLL TRAIL SUITE 200, DALLAS, TEXAS 75248
                    (Address of Principal Executive Offices)

                           --------------------------
                                 (972) 960-9400
              (Registrant's Telephone Number, Including Area Code)

       Securities Registered Under Section 12(b) of the Exchange Act: NONE
         Securities Registered Under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.05 PAR VALUE

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Registrant's operating revenues for its most recent fiscal year were:
$1,030,469.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the NASDAQ market as reported by NASDAQ on May 31, 1999, was approximately $3,929,000. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of May 31, 1999, 13,232,532 shares of Common Stock, $0.05 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in PART IV, Item 13 on page 48 of this Annual Report.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                                      PAGE
NUMBER                                                                                  NUMBER

                                                      PART I

1.       Description of Business..............................................................

2.       Description of Properties............................................................

3.       Legal Proceedings....................................................................

4.       Submission of Matters to a Vote of Security Holders..................................

                                                      PART II

5.       Market for Registrant's Common Equity and Related
         Shareholder Matters..................................................................

6.       Management's Discussion and Analysis ................................................

7.       Financial Statements ................................................................

8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................

                                                     PART III

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
         16(a) of the Exchange Act............................................................

10.      Executive Compensation...............................................................

11.      Security Ownership of Certain Beneficial Owners and Management.......................

12.      Certain Relationships and Related Transactions.......................................

                                                      PART IV

13.      Exhibits and Reports on Form 8-K.....................................................

UNLESS OTHERWISE INDICATED IN THE TEXT, THE INFORMATION DISCLOSED IN THIS AMENDMENT NO. 2 TO FORM 10-KSB/A IS AS OF AUGUST 31, 1999, THE ORIGINAL FILING DATE OF THE COMPANY'S FORM 10-KSB/A WITH THE SECURITIES AND EXCHANGE COMMISSION, FILE NO. 0-19796. THIS AMENDMENT NO. 2 TO FORM 10-KSB/A ALSO INCLUDES THE COMPANY'S RESTATED AND AMENDED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED MAY 31,1999. THE RESTATED AND AMENDED CONSOLIDATED FINANCIAL STATEMENTS ALSO RESTATE AND AMEND THE COMPARATIVE NUMBERS FOR THE FISCAL YEAR ENDED MAY 31, 1998.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

ORGANIZATION AND DEVELOPMENT

         Airtech International Group, Inc. was incorporated in the State of Wyoming on August 8, 1991 under the name International Technologies Corporation, Inc. ("ITC"). Until May, 1998, ITC was principally engaged in developing and producing interactive television and interactive media programming for distribution through cable, broadcast, direct satellite television and the Internet. ITC conducted this line of business through ownership of proprietary software and a trademark known as Rebate TV. Rebate TV offered network viewers rebates through an interactive program accessed by touchtone phones. In addition, ITC owned license rights obtained from the Federal Communications Commissions to operate an interactive video and data service system in the Charleston, South Carolina metropolitan area. A second system owned by ITC and located in the Melbourne - Titusville, Florida metropolitan area was sold in 1997.

         On May 31, 1998, the Company acquired all of the outstanding shares of Common Stock of Airtech International Corporation, a Texas corporation ("AIC"). The total purchase price of $22,937,760.00 for the stock acquisition was paid through the issuance of 10,500,000 shares of Common Stock, 11,858,016 shares of Series "A" Convertible Preferred Stock and $9,000,000.00 in principal amount of convertible debentures. The shares of common stock and preferred stock were each valued at $0.625 per share. The Company accounted for the stock acquisition as a reverse merger using the purchase method of accounting with AIC deemed the purchaser for purposes of the consolidated financial statements for the fiscal year ended May 31, 1999 included in this Amendment No. 2 to Form 10-KSB/A.

         On July 31, 1998, the 11,858,016 shares of Series "A" Convertible Stock and the $9,000,000 of convertible debentures were converted into 11,858,016 and 13,071,429 shares of Common Stock, respectively. After conversion, the total number of outstanding shares of Common Stock of the Company was approximately 50,300,000. On October 5, 1998, the shareholders of the Company approved a one for five reverse split of the Common Stock which reduced the number of outstanding shares of Common Stock to approximately 10,000,000 shares and increased the par value of the

Common Stock from $0.01 to $0.05 per share. The reverse stock split was effective as of November 9, 1998.

         AIC was founded in 1994 as a distributor of air purification products for Honeywell/Envirocaire. In January of 1996, AIC outgrew the distributorship business and began manufacturing two of its own air purification products. AIC remains a wholly-owned subsidiary of the Company and together with AIC's wholly-owned subsidiaries, Airsopure, Inc. ("Airsopure") and McClesky Sales and Service, Inc. ("MSS"), is engaged in the development, marketing and sale of air purification systems for commercial, residential and automobile use. Airsopure was incorporated on March 5, 1997 in the State of Texas to implement and operate a franchise program for the sale of commercial building air purification products developed and manufactured by AIC. MSS was incorporated on November 30, 1995 in the State of Texas to integrate the distribution and sale of air purification products by AIC with the heating, ventilation and air conditioning ("HVAC") service business. Effective May 31, 1999, the Company discontinued the operations of MSS based upon the incompatibility of the HVAC service business with AIC's business of manufacturing and distributing high quality air purification products. The cost to discontinue the operations of MSS were minimal to the Company.

         In February, 1998, the Company also discontinued the Company's original line of business relating to television and interactive media programming, including the Rebate TV product. The Company has adopted a plan to dispose of the proprietary software and trademark rights relating to this line of business and certain FCC license rights. The software, trademark and license rights are the only assets of these discontinued lines of business. These assets have no carrying value on the consolidated financial statements of the Company for the fiscal year ended May 31, 1999 included with this Amendment No. 2 to Form 10-KSB/A. The zero carrying value is related to the fact that the products were discontinued prior to the acquisition of AIC. The Company discontinued these original lines of business to enable the Company to concentrate on the development, manufacture, distribution and sale of the air purification products offered by AIC and its subsidiaries. The Company continues to market the remaining assets for sale, but as of February 29, 2000 no firm commitments or agreements are in place.

         In January 1999, the Company formed Airsopure 999, L.P., a Texas limited partnership, for the purpose of developing, marketing and distributing the Model S-999 automobile air purification system. The Company's wholly-owned subsidiary, Airsopure, is the general partner of the limited partnership.

         In October 1999, the Company applied to the Medicare administration for a Medicare reimbursement code number for the Medicare Model 950. The reimbursement code number allows Medicare recipients to receive reimbursement for the cost of the Medicare Model 950. As of February 29, 2000, the Medicare application was pending. The Company has not yet received approval for a specific reimbursement code number, although Medicare has allowed the Company to invoice Medicare using a non-assigned code number. The non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients.

         In October 1999, the Company also opened one retail store in Dallas, Texas to facilitate the sale of the Company's home consumer line of products. This retail store is also a prototype for future franchise retail stores offered by Airsopure International.

         On October 16, 1998, the name of the Company was changed from International Technologies Corporation to Airtech International Group, Inc. The Company address is 15400 Knoll Trail, Suite 200, Dallas, Texas 75248. The Company telephone number is (972) 960-9400 and the web site can be accessed at www.airtech.com. The web site of Airsopure can be accessed at www.airsopure.com.

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

         It is estimated that each year in the U.S., the exposure of young children to environmental tobacco smoke causes 150,000 to 300,000 lower respiratory tract infections, such as bronchitis and pneumonia. Fifteen million Asthmatics, with their 500,000 hospitalizations and $6.2 billion annual U.S. health care costs, are triggered by poor indoor air quality. Indoor environment also affects the transmission rates of infectious diseases such as influenza, tuberculosis, and the common cold. More than 20 million cases of influenza occur annually in the U.S. According to a report published by the EPA, people are indoors about 90% of the time, and indoor air pollutant concentrations often substantially exceed outdoor levels creating staggering health care costs for the 35 million allergy sufferers. Asthma, allergies and exposure to indoor air pollutants are conservatively estimated in the U.S. to be responsible for the following:

         - 30 million lost school days due to Indoor Air Quality (IAQ) problems.

         -        13.5 million workdays lost due to IAQ problems.

         - Lost worker productivity is estimated to cost U.S. businesses approximately $60 billion annually

         -        An additional $15 billion in related health care costs.

         - In the past 20 years, an estimated 1.25 million tight buildings have been built, many of which have to be retrofitted to improve their indoor air quality.

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

         The problem of sick building syndrome has escalated largely because of the increased demand for reduced operation costs, particularly within ventilation systems. Construction of "tight" buildings which are dependent on mechanical air circulation systems rather than windows has provided for a considerable energy use reduction. In the past 20 years, an estimated 1.25 million tight buildings have been built in the U.S. alone. "Sick building" is not just a term; its literally a condition.

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

PRODUCTS

         As of February 29, 2000, the Company's product line, including those products in product redesign, were as set forth below. Prior to the end of calendar year 1999, the Company postponed further efforts on the products described below which are in the redesign stage to focus on the Company's line of marketable air purification products. The Company's decision to postpone redesign efforts was based on the Company's current cash position available for redesign or development and the need to evaluate the inclusion of photocatalytic oxidation ("PCO") technology into products in the redesign stage. PCO technology creates a reduction in Volatile Organic Compounds ("VOCs") when passed through a chamber which activates a chemical reaction between ultra violet light waves and a titanium screen. The reaction is similar to the reaction which occurs in automobile catalytic converters.

- Series 12: The Series 12 is designed to fit into a 2 x 4-foot space of a ceiling. When installed in a ceiling opening, 5.5 inches of the unit's decorative ABS plastic lid protrudes from the ceiling. This unit filters approximately 1200 cubic feet of air each minute removing particulates, gases and odors. The Company markets this unit to the food and beverage industry, hospital and nursing homes, print shops, office buildings and other industries with problems involving cigarette or cigar smoke, odors and particulates larger than 0.3 microns. The retail price of the Series 12 is $3,490.00. For the 18 months ended February 29, 2000, the Company had sold 295 of these units to our franchisees and national accounts.

- Series 14: The Series 14 is designed to mount against a wall at the joining point of wall to ceiling. The unit is approximately
         36" x 14" x 14" with the visible portion being 20 gauge sheet metal, having a sculptured geometric appeal. The unit filters approximately 400 cubic feet of air per minute. The Company markets this product to those having problems with any particulate, gas or odor found in rooms under 400-sq. ft. such as hotel and motel rooms, offices, classrooms, patient rooms and small shops. Multiple units can be installed to accommodate larger rooms. The retail price of the Series 14 is $990.00. For the 18 months ended February 29, 2000, the Company had sold 60 of these units to our franchisees and national accounts.

- Series 15: The Series 15 is in the redesign stage. The Series 15 is a unique room unit designed to complete 12 air changes in a room approximately 150-300 square feet. Unlike the Series 14, the Series 15 is built incorporating a three dimensional look to fit in the corner of a room as well as being more attractive. The initial prototype is (45" x 12" x 14") and weighs approximately 44 pounds. The prototype unit is being evaluated as a product for use in the hotel sector. As of February 29, 2000, the Company has postponed the redesign of the Series 15 and is evaluating the possible inclusion of PCO technology into the Series 15. There is no projected market date for the Series 15.

- Series 16: The Series 16 is in the redesign stage. The Series 16 is a flush mounted unit that is "invisible" in a small room approximately the size of the area treated by the Series 14 and Series 15. The Series 16 is 24" x 24"x 18" and installs flush in any room. As of February 29, 2000, the Company has postponed the redesign of the Series 16 and is evaluating the possible inclusion of PCO technology into the Series 16. The Company has no projected market date for the Series 16.

- Series 18: The Series 18 is marketed by the Company for commercial uses. The Series 18 can service up to five offices or rooms with inexpensive flex duct work. The unit is installed above the ceiling where it is out of view. The unit requires no HVAC modifications and operates in a very quiet fashion. The retail price of the Series 18 is $2,990.00. For the 18 months ended February 29, 2000, the Company had sold 48 of these units to our franchisees.

- Series 22: The Series 22 is in the redesign stage. The Series 22 is a hidden unit for both commercial and light industrial applications which is adaptable to duct work used in traditional heating, air conditioning and ventilation systems. This unit allows remote positioning (i.e. on the roof) and collection of contaminants from distant zones. The clean air discharge can be directed to zones as needed. The air cleaning capacity is approximately 1800 cubic feet per minute. The target market for the Series 22 is the upscale residential market for both new construction and retrofit. As of February 29, 2000, the Company has postponed the redesign of the Series 22 and is evaluating the possible inclusion of PCO technology into the Series 22. There is no projected market date for the Series 22.

- Series 900: The Series 900 is in the redesign stage. The Series 900 is a very unique portable auto air purification system that is designed to be plugged into a cigarette lighter and be fully transported. Designed around a "Frisbee" look, this ergonomic unit is a 8" x 3" circumference product that processes up to 20 air changes each hour. The unit has completed all engineering tests and is ready for production into an ABS plastic mold. Possible markets for distribution will include retail stores as well as infomercial and network marketing organizations. As of February 29,2000, the Company has postponed the redesign of the Series 900. There is no projected market date for the Series 900.

- Series 999: This unit was developed as an automotive after-market product to be mounted in the trunk of new and used cars. The unit was designed to move 100 cubic feet of air per minute with complete air changes in an automobile every 20 seconds. The unit will retail for under $600. We expect that the Series 999 will be a leader in the automotive after-market family of products. Our intentions are to wholesale the product to nationwide companies specializing in after-market sales to automobile dealers. For the 18 months ended February 29, 2000, the Company had sold 645 of these units. These sales were primarily to Airsopure 999, L.P. of which, Airsopure, Inc., the Company's wholly owned subsidiary, is the general partner.

- Medicare Series 950: The Company has completed a working proto-type of this unit. In October 1999, the Company applied for a Medicare reimbursement code number for the Medicare Model 950 version of the Series 950. The Company has not yet received a reimbursement code number from Medicare, although Medicare has allowed the Company to invoice Medicare using a non-assigned code number. The use of the non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients. The Company intends to continue to pursue the pending Medicare application by collecting additional information required by Medicare for submission. The submission of additional information will allow Medicare to take additional time to evaluate our application. As of February 29, 2000, the Company cannot predict if, or when, Medicare will approve the Medicare Model 950 for direct cost reimbursement. The Company believes, however, that the time necessary to duplicate the photocatalytic oxidation technology included in the Medicare Model 950, to create and test a prototype and to submit an application to Medicare gives the Company a competitive lead time advantage over competing products in this market. The Company expects the unit to retail for $795. The product incorporates a highly efficient filtration system which includes the following:

         -        Antimicrobial pre-filter

         -        Hospital grade 99.97% HEPA filter - for removal of particles

         -        Trisorbent filter - for removal of gases

         -        PCO (Photocatalytic Oxidation) - destroys VOCs

         -        Ultra-Violet Bulb

         -        Ionization - negative ions and activated oxygen

         Down Draft Tables: The series 220 and 230 were designed for the nail manicure industry and first introduced in January 1996. The units have largely been discontinued by the Company with our remaining inventory of units retailing for $2,000. The Company elected to discontinue this product line based upon a decline in market demand which resulted in production and marketing expenses exceeding sales potential. The unit was modified from the original design to reduce manufacturing cost and ease of servicing while improving gas, odor and particulate filtration efficiency and extending the life of the sorbent media filter. The series has a single speed 450 CFM blower with a sorbent media filter designed for the special needs of this industry. We have developed in the Dallas market a lease program requiring a deposit and first months rent, which recovers the cost of the table in approximately 3 months. The Company applies one half of the monthly lease payment to the full retail purchase price thus allowing the manicurist to own the table in 12 to 18 months.

         Replacement Filters: We manufacture our sorbent media filters by purchasing pre-filter material in bulk and cutting the material to proper sizes to fit our units. The HEPA type filters are out-sourced for production. The trisorbent filters are also outsourced for manufacture, but assembled at the Company's plant. The life of the filters will vary on the application and the degree of contamination; however, we estimate that each unit sold will require an average of one to two complete filter changes per year. The filters used in our ceiling units have a retail price of $350 to $500 depending on uses. The automobile unit will require approximately $100 in replacement filters per year and the portable units approximately $150 per year. The down draft tables require filter replacements of approximately $600 per year depending on application.

COMPETITION

         The current available air purification products and technologies available in the market include:

         -        Activated carbon filters
         -        HEPA (High Efficiency Particulate Air) filters
         -        Ozone Generators
         -        Anti-Microbial chemically treated filters
         -        High Energy UV light
         -        Ionizers
         -        Electrostatic Precipitators
         -        Media Filtration
         -        Photocatalytic oxidation ("PCO") technology

         Individually, none of these products or technologies has proven to be an all-around effective air purification system. The Company's air purification products, however, combine several technologies and components. The Company believes that this combination of technologies and components achieves more effective air purification than the application of a single product or technology. The individual ineffectiveness of the currently available products and technologies is attributable to the following factors:

         Activated carbon absorbs a number of VOCs and large microorganisms such as dust mite droppings, which stick to dust particles in the air, but does not remove other microorganisms from the air. The efficiency rate declines over time as the media bed builds up pollutants. The process alone is non-regenerating and the filters can be expensive to operate due to the pressure drop and filter exchanges. The Company uses activated carbon filters in its products in combination with other air purification components.

         HEPA technology removes 99.7% of 0.3-micron particles and has become dominant in portable room air cleaners over the past six years. HEPA filters, however, are expensive to use in large applications such as multi-floor office buildings. HEPA filters are ineffective in removing VOCs, smaller than 0.3 micron microorganisms and some viruses. HEPA filters produce pressure drops and, therefore, increase maintenance and operating expenses within HVAC systems. On its own, HEPA does not have the ability to destroy bioaerosols, or to trap and breakdown VOCs or organic odors. The Company uses HEPA filtration, but not without other components of air purification.

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

         Anti-microbial chemically treated filters can serve as a pre-filter to the more effective and expensive HEPA filter, capturing the larger particles introduced to the product and thereby prolonging the life of the HEPA, which captures the very small particles. On its own, an anti-microbial pre-filter can introduce additional contaminants into the air, such as VOCs, toxins, endotoxins, and allergens from degrading microbial life trapped on the anti-microbial filter. The Company uses these filters in its products in combination with other air purification components.

         High energy UV light has been proven to be effective on microbial life but is ineffective in destroying VOCs. High energy or low wavelength UV light can pose a danger to humans if exposed. "Single pass" efficiency is rather low due to the lack of residency time. The Company uses safe UV light in several of our products in combination with other air purification components.

         Air cleaners such as Ionizers can be up to 90% efficient. That is to say that they will remove 90% of some types of pollutants. There is no medical evidence which recommends the use of ionizers to improve air quality for people suffering from asthma, allergies or upper respiratory problems. Most of these air cleaners ionize the air and place electrical charges on particles but do not have any charged collection plates. Rather, charged particles migrate through the air and stick to the first surface they run into: walls, furniture or lung tissue. They remain there until dislodged and re-enter the air again. The Company does not use ionizers in its products.

         Electrostatic methods have no effect on the destruction of VOCs nor are they very effective on small bioaerosols that are not attached to particulate matter. When electrostatic methods do trap bioaerosols, either the colonies will grow on the collection plates or if the bacteria is incapable of growing because of the rushing air past the surface, the bacteria will die, decompose and change to a VOC (toxin or allergen) and reenter the air stream. Electrostatic methods have no effect on reducing VOCs or organic odors. The Company does not use electrostatic methods of air cleaning.

         Charged media filters are made from a dielectric material stretched across a frame. Applying a high DC voltage to the dielectric creates an electrostatic field. However, these electrostatic fields are not generally sufficiently strong enough to polarize most particles, severely reducing effectiveness. The Company does not use charged media filters in its products.

         Photocatalytic oxidation creates a reduction in most VOCs when passed through a chamber which activates a chemical reaction between ultra violet waves and a titanium screen. The reaction is similar to the reaction which occurs in automobile catalytic converters. The Company uses photocatalytic oxidation technology in our products in combination with other air purification components.

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

         Trion Inc., a publicly traded company in air purification operations consist of two principal segments: engineered products and consumer products (sales of $56 million). The engineered products group designs, manufactures and sells commercial indoor air quality and dust collection equipment and accounted for 70% of the company's total sales in 1997. The consumer products division manufactures and markets appliance air cleaners, including both table top and free standing console units. Ceco Environmental manufactures and sells industrial air filters and filter fabric, as well as supplies air quality improvement systems. Environmental Elements designs equipment and supplies systems and services to the air pollution industry and designs large scale systems to control gaseous emissions. In addition, Environmental Elements designs electrostatic precipitators, fabric filters and scrubbing systems. Honeywell/Enviracaire has both commercial and consumer divisions with primary sales being from the consumer division.

         Fedders, Inc. (NASDAQ:FJC) Corporation is a holding company which manufactures and sells a full line of room air conditioners and dehumidifiers, principally for use in U.S. residential markets. Annual sales are $351 million. Fedders has recently completed a tender offer to purchase the outstanding stock of Trion.

         CECO Environmental Corp. (NASDAQ:CECE), has been in the air quality technologies and services business for over 30 years. Current annual sales $24.5 million. Recently the Company has expanded the applications for its technology to include wastewater treatment. CECO, through its four subsidiaries, provides a wide spectrum of air quality and wastewater treatment products and services. These include: industrial air filters, high performance filter fabrics, environmental maintenance, monitoring and management services, waste water treatment and air quality improvement systems. CECO is a full-service provider to the steel, aluminum, automotive, aerospace, semiconductor, chemical and metalworking industries.

         United Air Specialists was established in 1966 to provide commercial and industrial environmental air cleaning solutions worldwide through a diverse product offering, dust collection systems, industrial fluid coating systems and industrial oil cleaning equipment. UAS product line includes the Smokeater. Designed to meet the needs of each customer, UAS equipment is backed by strong performance guarantees, technical support and years of experience. UAS is an ISO 9001 certified company.

         Competition in the commercial market is very specialized with no one company offering a complete line of air filtration equipment but rather specialized in very destinct markets. In most major areas in the US there will also be various small commercial air filtration suppliers but not with a product line competitive with AIRTECH'S commercial units.

         In the consumer market many suppliers and manufacturers have a varity of air filtration products. AIRTECH'S entrance into the consumer market will be through its Medicare Model 950 air purification unit. In October 1999, the Company applied for a Medicare reimbursement code number for the Medicare Model
950. The Medicare application is pending and the Company cannot predict if or when the Medicare Model 950 will be accepted by Medicare. The Company believes, however, that the Medicare Model 950 will be without competition for some period of time. This belief is based upon the fact that the research and development time necessary for a competitor to duplicate the photocatalytic oxidation technology included in the Medicare Model 950, to build a prototype unit and to submit the required test data to Medicare gives the Company a distinct competitive time advantage. The Company also intends to pursue the private label licensing of a version of the Medicare Model 950 for distribution to non-Medicare individual consumers. The private label licensing of this product to network marketing organizations will also be outside of direct competition with the many retail products current available which do not offer the technological innovations of AIRTECH's Series 950 product line. The Company is unable to forecast the amount of any future revenues which may be generated from sales of the Medicare Model 950, if any, or the proposed private label version. As of February 29, 2000, no Medicare Model 950 units have been sold through Medicare. If Medicare Model 950 is not accepted for reimbursement by Medicare, the Company cannot forecast the affect on sales. Non-acceptance of the Medicare Model 950 would limit future sales which would otherwise be reimbursed by Medicare. As a result, future sales of the Series 950 would be dependent upon the acceptance of the private label version of the Medicare Model 950 which cannot be estimated by the Company.

         The Company is currently unaware of another company manufacturing or distributing a highly efficient or trunk-mounted air purification unit for the automobile. In fact, according to the Company's research, no product yet resembles a competitive obstacle. To be sure, however, the rapid fashion of the Company's anticipated market penetration will generate interest. Most likely, significant competition will come from established companies in the auto industry.

         Overall, the applications for the Company's products are seemingly limitless, since the cost to implement any of AIRTECH's products is small compared to the benefits that typically accrue to the user.

         The Company believes that its technological approach of combining several air purification components into a single product is a superior method for removing and destroying pollutants in an indoor air environment, including microorganisms such as tuberculosis, viruses, fungi, bacteria and dust mites, in addition to VOC's and organic odors. The scope of the technology positions AIRTECH as the next generation air purification method for the 21st century. Some advantages of AIRTECH's products are:

         -        Biological air contaminants are destroyed and or removed
         - The process cleans and purifies the air through multiple air changes
         - The process is effective for microbes, endotoxins, toxins, allergens, VOCs
         -        No toxic chemicals are employed
         -        No ozone is generated or introduced into the air
         -        The process is regenerating
         -        The process works well at room temperature
         -        The required pressure drop and energy needs are low
         - Self-cleaning process does not reintroduce toxic post process residue into air stream
         -        The products are very economical to operate
         - Industry guidelines met re: single-pass contaminant removal efficiency and particulate filtration

Additionally, the Company seeks to compete in this growing marketplace with its industry franchisee network concept as well as other strategic marketing efforts discussed under Sales and Marketing Strategy.

OPERATIONS

         The Company currently maintains a warehouse facility of approximately 10,000 square feet in Dallas, Texas. As of February 29, 2000, the Company produces and assembles the Series S-12, S-14, and S-18 with an assembly capacity of 1000 units per month. This space is adequate for increased production with increased personnel. The anticipated unit volume of the Series 999 automobile unit and the Series 950 Medicare unit during fiscal years 1999 and 2000 has caused management to select out-sourcing of these units for production.

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

         As of August 31, 1999, the Company anticipated design start up costs during fiscal 2000 on its Series 999 and Series 950 units. The product cases for these units utilize ABA plastic requiring injection molding. The engineering and mold tooling cost for these products were estimated to be in the range of $400,000 for the Series 999 and $500,000 for the Series 950. As of August 31, 1999, the Company also anticipated redesign costs for the Series 14/15 units to include ABA plastic molding. Prior to the end of calendar year 1999, the Company postponed the redesign of the Series 14/15 pending an evaluation of whether PCO technology may be utilized in the design of the Series 14/15. Once the engineering and mold tooling has been completed for the Series 950 and the Series 999, the Company plans to out-source the actual injection molding required for these units.

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

MARKET RESEARCH

         - Medical and specialty facilities such as hospitals, clinics, nursing homes, laboratories, day care centers, emergency rooms, etc. represent a large market to AIRTECH. In fact, any facility where indoor air quality is critical to the safety and health of the patients/customers is a potential market.

         - The Commercial and Residential HVAC market is estimated to exceed $9 billion.

         - In the United States alone, there are over 60 million residential homes with central air conditioning systems occupied by individuals with a need for better indoor air quality.

         - The Industrial air quality market is estimated to have sales which exceed $12 billion. Increased local, state, and federal regulations are continuing to require cleaner indoor air quality.

         - The Transportation sector including automobiles, buses, railroads, aircraft, and cruise ships have a specific need for improved indoor air quality.

         - Approximately 75 million people suffer from upper respiratory discomfort and allergic reactions due to poor indoor air quality.

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

         Health conscious consumers are becoming more particular about the air quality in their environments which will lead to an increase in demand for better air purification systems. The Company believes that its approach of combining various components of traditional air purification technology will outrank other provider's products which use the traditional single method approach for indoor air purification.

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

MARKETING AND SALES STRATEGY

         AIRTECH's marketing strategy, perhaps as much as any other factor, will be the reason for growth in sales. Most of the time in this industry, the sales and marketing job is left to an HVAC contractor or repairman armed with little more than a product installation guide. AIRTECH's approach is vastly different. The Company is targeting several distribution channels for direct exposure of its products and teaching consumers about the costs and solutions for indoor air contamination. Management is using a carefully mapped multi-channel approach to market its product line, and believes this differentiator, in addition to its superior products, will yield substantial growth for the next several years. For example, the following channels are or plan to be utilized:

1. Franchises - As of February 29, 1999, the Company had 18 franchisees that are selling products in various parts of the country. The Company provides a three day Indoor Air Quality Certification program for all the franchise graduates. The franchise program is a unique combination of a "home based" business whereby each franchisee has a protected territory and unlimited number of leads and future potential accounts to serve.

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

3. Manufacturer's Representatives - There are approximately 260,000 HVAC Contractors in the U.S. alone. This unconsolidated group of professionals accounts for a significant amount of the current sales of air purification and cleaning units. The Company will make certain products available to them, such as the Series 12. As of February 29, 2000, the Company was involved in final negotiations with several manufacturer's representatives but had no final agreements. The Company also recently employed an individual in February 2000 with marketing expertise in this market to coordinate this channel of distribution.

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

         As of February 29, 2000, the Company's website is www.airtechgroup.com and the Airsopure website is www.airsopure.com. Since June of 1999, these websites have been accessed 12,010 and 16,106 times, respectively. As of February 29, 2000, no sales have been directly attributable to our websites. On these sites, visitors can educate themselves about our products and order online. During fiscal year 2000, the Company intends to spend additional funds to redesign and enlarge our websites in an effort to direct more Internet traffic to our websites. Our proposed redesign will include "hyper link" access to our products. Hyper link access will enable website users to use generic words such as "air quality" or "air purification" for immediate referral to our website. We believe our websites will enable the Company to access 60 million people worldwide and reduce distribution costs. Our websites also provide quicker advertising response times, direct feedback from customers and instantaneous updating of information. We believe the keys to successful marketing on the internet will be exposure and association with other well-traveled websites, security, a clean design, ease of use and product testimonials. On these sites, visitors can educate themselves about the Company's products and order online. The Company intends to spend additional funds in an effort to direct more Internet traffic to its websites.

         As of August 31, 1999, the Company was involved in discussions with a third party to utilize Shabang!.com as a method to expand the Company's Internet traffic. In the early part of fiscal year 2000, the Company terminated negotiations with the third party and abandoned the Shabang!.com concept to pursue expansion of the Company's existing website capabilities through "hyper link."

Potential New Market:

5. Retail Distribution - the Company has developed several important products which it believes suitable for retail distribution. Most notable are the portable Series 900 and the Series 950, both of which have low price points and appeal to the broad market of consumers. The Company is in discussions already with one of the largest retailers in the world for distribution of both the Series 900 and 950.

Potential New Market:

6. Home Shopping/Infomercial - As of August 31, 1999 the Company proposed to distribute the Series 900 and 950 through a powerful home-shopping medium such as QVC or the Home Shopping Network. In this well established marketplace, over 80% of all U.S. cable homes can be reached through the television or computer. Over 40 million Americans have purchased products through a home shopping medium, and some 400 new products get introduced to television viewers each week. As of February 29, 2000, the Company has postponed development of the Series 900 to evaluate the possible inclusion of PCO technology. For fiscal year 2000, the Company also elected to market the Series 950 through the established distribution channels of durable medical equipment providers as opposed to the home shopping/infomercial market. As of February 29, 2000, the Company did not have any firm commitments or agreements in place with home-shopping or infomercial companies to market its products.


Potential New Market:

7. Joint Venture - As of August 31, 1999, the Company was engaged in discussions with several possible joint venture partners for international manufacturing, outsourcing, marketing and distribution. In some countries, the air quality is dramatically worse than it is in the U.S. and the Company feels that its products would be highly marketable in these areas such as Chile, Brazil and Mexico. As of February 29, 2000, none of these discussions has resulted in a final commitment or agreement.

Potential New Market:

8. Network Marketing - One of AIRTECH's target markets is the "Portable Room Air Cleaner" market. The Company proposes to gain entry into this market through relationships with both retail organizations and large network marketing firms. Although several firms have indicated an interest in the Company's products, as of February 29, 2000, the Company does not have any network marketing agreements in place. The worldwide market for portable room air cleaners based on particulate filtration technology is approximately $750 million. Growth is estimated between 10-15% annually. Due to its technology, competitive pricing and economical operation, AIRTECH is confident that it can capture a significant share of this market. The advantage of this channel is that the Company will be able to private label product and drop ship large trucks of finished manufactured goods straight to the network marketing company's warehouse, not acting as the final distribution point or returns center.

Potential New Market:

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

         As of August 31, 1999, the Company estimates there are approximately
         38.8 million enrollees in the Medicare system of which approximately 31 million individuals suffer from some sort of upper-respiratory problem. Although the number of Medicare enrollees has not changed significantly in the past three years, the Company believes that the number of enrollees will increase significantly with the aging of the "baby boomers." These present and future Medicare enrollees represent the end-user market for AIRTECH's Medicare Model 950. A 1% market penetration would represent to the Company approximately $100 million in total revenues. The channel to tap this market is the already-established DME channel, of which there are approximately 10,000 DME suppliers in the U.S. These DME's already sell millions of dollars of highly competitive products, and with the Medicare Model 950, will be able to sell a product at comparably high margins with essentially no supplier competition. With the distribution strategy of utilizing the existing DME's, the Company will only incur very limited sales and marketing expenses.

         In October 1999, the Company applied for the Medicare reimbursement code number for the Medicare Model 950. The Company has not yet received approval for a specific reimbursement code number to date, although Medicare has allowed the Company to invoice Medicare using a non-assigned code number. The use of the non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients. The Company intends to continue the pursuit of the pending Medicare application by collecting and submitting additional information recently required by Medicare. The date of a final decision on the Company's Medicare application cannot be determined at this time. The submission of additional information will allow Medicare to take additional time to evaluate our application. The Company cannot predict if, or when, Medicare will approve the Medicare Model 950 for direct cost reimbursement. The Company believes, however, that the time necessary to duplicate or invent the photocatalytic oxidation technology included in the Medicare Model 950, to create and test a prototype and to submit an application to Medicare gives the Company a competitive lead time advantage over competing products in this market.

Potential New Market:

10. Automobile Dealers - There are approximately 24,000 franchised new car dealers in the United States. Some of these auto makers, such as Mercedes Benz and BMW, are experimenting with various air cleaning systems. The Automotive Clean Air Council was formed upon public disclosure of the results of research conducted by a leading educational institution that air quality in many automobile air conditioners is poor due to contamination with unhealthy fungi and spores. The first indication that a problem exists is the odor detectable when the air conditioning unit or the air circulation system is activated. It is important, however, to note that the bacteria might be present without and before the odor is detected. This condition is caused by buildup of mold and bacteria in the evaporator. These fungi and spores can trigger allergic reactions and upper respiratory problems for car passengers.

         The Company proposes to tap this multimillion dollar market by securing an agreement with a nationwide automobile after-market company to include the Series 999 automobile air purification unit with other after-market packages offered in the automobile after-market. The after-market packages currently offered include customizing packages (custom pinstriping, gold ornamentation, and custom wheel coverings), fabric sealants and window tints. We believe a very highly effective and affordable air purification device like our Model 999 will be widely accepted in the automobile after-market in the year 2000. In addition to the automobile after-market, the Company proposes to offer the Series 999 for direct sale to large auto dealerships across the United States. As of February 29, 2000, the Company was involved in preliminary negotiations with several national after-market companies, but has no firm commitments or final agreements. The national after-market companies do not sell through car dealers.

SERIES 999 MARKET STRATEGY

         The Company initially observed the ever-growing problem with abundant air contamination in automobiles and transport vehicles across the nation. The Company recognized that not only is the contamination immense and growing, but also that no real technological solutions were being applied to remove the harmful and irritating smells, gases and micro-particles that can cause and exacerbate respiratory problems. Clearly, flowing additional fresh air from the outside not only is an impossibility during the winter and summer months, it is responsible in large part for a number of the respiratory problems experienced by individuals. The Company concluded that solving these issues for the public could provide tremendous economic rewards and higher auto resale values to a wide variety of customers, such as car rental companies, automobile dealers and government vehicles. One of the foremost complaints in the car rental industry, shared with that of both the new and used car industry, is the odor associated either with new material off-gassing or with fabrics and materials in the automobile cabin that have absorbed pollutants like cigarette smoke for prolonged periods of time.

         Nearly 200 million vehicles are in use across the country. Of these, approximately 150 million are passenger vehicles. Approximately 2 million cars in the U.S. are owned by the major car rental companies. Approximately 3 million vehicles are government owned and used. Each year in the U.S., 12 million new vehicles are sold and become potential installations for the S-999. The majority of automobiles fall into the category of used or more than one year old. There are a number of other categories which represent significant portions of the overall market as well, including taxis, limousines and eighteen-wheeler trucks or transport vehicles. The average American spends 3 1/2 hours per day in his vehicle. This much exposure, when added to outside contaminants such as road pitch, microscopic tire dust, allergens and hazardous gases and odors, leaves many car drivers with recurring headaches, eye irritation, nausea and even central nervous system problems. Allowing smoking to occur in the automobile exposes drivers and passengers to second-hand carcinogenic cigarette smoke which can lead to cancer. Filtering this second-hand smoke out of the automobile air reduces exposure to smoke and the associated health risks. Purifying the automobile air also benefits the smoker by eliminating the re-inhaling of secondary smoke.

         Management researched the problems, economics and technology required to remove airborne contamination inside vehicles. It then created an exclusive product, called the S-999, with a technology and design which can totally remove microscopic particles, gases and odors inside the automobile. The technology incorporates a three-part filtration system in removing up to 99.97% of most microscopic particles and gases. As of August 31, 1999, the Company initially believed the technology incorporated into the S-999 was unique in the market and commenced the patent application process for the S-999. Upon further research and development, the Company has determined that although the S-999 is unique to the market, the design and components may be duplicated by utilizing currently available technology and components and does not warrant further pursuit of a patent application.

         Our business plan and marketing strategy for the S-999 during the remainder of calendar year 1999 is to continue our efforts to establish significant penetration into two primary markets, the rental car companies and government vehicles. In these markets, we believe we can commence wide scale distribution at profit levels which will enable the Company to self sustain internal growth in years 2000 and 2001 into other identified target markets such as auto dealers and manufacturers.

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

As of the date of the writing of this memorandum, the Company has entered into preliminary conversations, testing, and preliminary negotiations on the S-999 with one of the major rental car companies for a significant distribution contract, and expects to negotiate with several other rental car companies prior to selecting its first customer in this market. Should a rental car company choose wide scale installation of the S-999, it would clearly have a hold on the first real differentiation between it and its rental car competitors.

GOVERNMENT VEHICLES

         The government vehicle market, with an estimated total "fleet" of 3 million vehicles, is sub-divided into the following areas:

                  Local police                 State highway patrol
                  Sheriff                               Immigration
                  FBI                          Fire
                  Customs                      State officers
                  County officers              City officers
                  City workers                 Health Dept

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

INTERNATIONAL MARKET

         The company anticipates more significant expansion into several international markets in year two and especially in year three. Those countries with more than 3 million passenger vehicles, ranked from top to bottom, is listed below:

                  Passenger Cars                       Cars per 1000 population

         United States               149,120,000                 563
         Japan                        45,000,000                 360
         Germany                      40,449,442                 495
         Italy                        31,700,000                 551
         France                       25,100,000                 433
         United Kingdom               20,780,000                 366
         Canada                       14,280,000                 467
         Spain                        14,212,259                 351
         Russia                       13,550,000                  91
         Brazil                       13,030,000                  84
         All Other                    74,084,889

With Airtech's sub-manufacturing companies, international expansion is expected to proceed without much delay and with significant economies of scale.

AUTO DEALERS

         In the U.S. each year, the major auto manufacturers produce and sell some 6 million new passenger cars. They build and sell an additional 6 million trucks. These sales occur primarily through some 24,000 franchised automobile dealers. Literally every vehicle produced is a potential target for the Airsopure S-999, because no vehicle or its passengers is protected from the dozens of airborne contaminants that constantly circulate through a vehicle. The average automobile dealership experiences limited return visits from customers who buy new cars, with exception to those times when warranty service work is needed. There has never been a product before which gives the car buyer another reason to return to the dealership with some regularity. With the S-999, and the filters that need to be replaced once or twice per year, the dealers capture a new level of repeat business. For this reason, the Company believes the S-999 is marketable in wide measure to the 24,000 dealerships in the U.S. As of February 29, 2000, the Company is continuing its market research and has not yet commenced negotiations with auto dealers. As of February 29, 2000, the Company does not have any firm commitments or final agreements with an auto dealer.

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

RETAIL STORES

         The Company believes that by the fiscal year 2001, it can achieve, limited distribution of the Series S-999 although various retail stores such as Sams and Walmart, Home Depot, Kmart, Sears, Chief Auto Parts, and various tire retailers and stereo retailers. Portable room air cleaners manufactured by companies such as Honeywell and Sunbeam have become a staple on the retail store-shelf. The S-999 would become the first auto air cleaner to be distributed via retail outlets.

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

         The Company's efforts over the six months ended May 31, 1999 have successfully rendered the following:

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

         (6)      Contact regional car stereo and installation companies

         (7) Exhibit product in Europe at the International Automobile Association trade show in Frankfurt, Germany

         (8) Continue work to get air purification and the S-999 in print and other media

         (9)      Make the S-999 available to Internet electronic shopping

GOVERNMENT REGULATION

         The Company operates under the guidelines set forth by the Federal Trade Commission under the FTC Rule which became effective October 21, 1979. Under this rule, the company is required to issue a Uniform Franchise Offering Circular (UFOC) to all potential purchasers of a franchise. The UFOC format is an alternate format allowed in lieu of the more common FTC disclosure format. The Company's current UFOC is compliant in 36 states. In addition to this format, fourteen states require additional information to be contained within the UFOC for sales of new franchises within their states. The company currently is registered in one of those states, Michigan. Any violations under the FTC Rule are considered unfair or deceptive acts or practices within the meaning of
Section 5 of the Federal Trade Commission Act. In response to the FTC Rule requirements, the Company formed a subsidiary, Airsopure, Inc., and registered it as a franchisor in April of 1997. Airsopure is in compliance with the FTC Rules regarding its UFOC.

PERMITS, PATENTS, TRADEMARKS, LICENSES AND COPYRIGHTS

         The Company does not own any patents or registered trademarks or trade names. The Company has common law trademark protection for certain of its trade names and service marks and is seeking protection for its trade name Airsopure both domestically and abroad. The Company is pursuing copyrights for certain of its promotional and franchise training materials. While the Company's products are currently a unique implementation of air purification technology and filter components, the Company believes that its products may be duplicated with available technology and components and are not ultimately patentable.

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

EMPLOYEES

         As of August 1, 1999 AIRTECH had 15 full-time employees.

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

ITEM 3.           LEGAL PROCEEDINGS

         In 1997, the Company was named as a defendant in a cause of action styled LLB Realty, L.P.C. v. Interactive Technologies Corp., Cause No. MER-L-1535-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into by the Company for office facilities in New Jersey. The Company never occupied the space based upon the plaintiff (lessor) failing to finish-out the space pursuant to the Company's specifications.

The complaint alleges damages of approximately $607,000 for remaining lease payments, finish-out costs and lost revenues. The Company has filed a counterclaim seeking damages in the amount of $400,000 under a capital lease obligation for equipment located in the New Jersey facility and contractually precluded from being removed from the facilities by the plaintiff (lessor). Although the Company is currently in negotiations for a favorable settlement relating to the complaint, the outcome of these negotiations is uncertain. The Company has established a reserve in the Company's consolidated financial statements in the amount of $200,000 in anticipation of a settlement.

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

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

         As of February 29, 2000, the Company had 1,143,750 shares of Series "M" Convertible Preferred Stock ("Series "M" Preferred") outstanding. Holders of Series "M" Preferred Stock have the right to convert their shares into shares of Common Stock on a one-for-one basis at any time. The Series "M" Preferred automatically converts to shares of Common Stock on December 31, 2001. The holders of Series "M" Preferred are entitle to receive quarterly dividend distributions equal to 20% of the gross revenues generated from the sales of the Company's Model 950 Air Purification Unit until May 31, 2001. The dividends are paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from the Model 950 from the previous quarter. The holders of Series "M" Preferred also have related Warrants to purchase 993,750 shares of Common Stock at and exercise price of $2.00 per share. The Warrants expire on May 31, 2000.

DIVIDENDS

         There have been no dividends declared or paid on the Common Stock and the Company has no current intentions to declare or pay dividends on the Common Stock. The Series "A" Preferred Stock does not bear a preferential dividend. Holders of the Series "M" Preferred Stock have a preferred dividend right to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from sales of the Series 950 unit until May 31, 2001. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the company's financial condition, results of operations, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

                                                     PRICE
                                        SHARES        PER                                          ISSUED UNDER
         DATE                TITLE      ISSUED       SHARE         NATURE OF TRANSACTION             EXEMPTION
August 31, 1999           Common          358,591  $0.34 to   Shares issued to investment      S-8 Registration
                                                     $0.50    bankers, consultants,            Statement
                                                              management, CEO and President
                                                              for services rendered or to be
                                                              rendered.

June 30, 1999             Common        1,200,000     $0.10   Shares issued to accredited      S-8 Registration
                                                              investors, including 500,000     Statement
                                                              shares to CR Saulsbury, Sr.
                                                              Warrants attached are
                                                              exercisable at $0.20 and
                                                              expire on May 31, 2000

December 31, 1999         Common          300,000     $0.19   Shares issued to CEO and         Private Placement
                                                              President for services rendered  under Section 4 (2)
                                                                                               of the Securities
                                                                                               Act

May 31, 1999              Common          700,000     $0.10   Shares issued to accredited      Private Placement
                                                              investors, including 500,000     under Section 4 (2)
                                                              shares to Peter Kertes.          of the Securities
                                                              Warrants attached are            Act
                                                              exercisable at $0.20 and
                                                              expire on May 31, 2000

February 28, 1999         Common        1,583,134     $0.50   Shares issued to CEO and         Private Placement
                                                              President in consideration       under Section 4 (2)
                                                              of deferred wages from           of the Securities
                                                              June 1, 1997 through             Act
                                                              December 31, 1998

December 31, 1998         Common           46,250     $0.50   Warrants exercised by holders    Private Placement
                                                              of Series M Preferred Stock      under Section 4 (2)
                                                                                               of the Securities
                                                                                               Act

November 30, 1998         Common          828,000     $0.33   Shares issued to accredited      Private Placement
                                                              investors including CR           under Section 4 (2)
                                                              Saulsbury, Sr.                   of the Securities
                                                                                               Act



November 30, 1998         Common          224,000     $0.48   Shares issued to investment      S-8 Registration
                                                       to     bankers and consultants for      Statement
                                                      $0.69   services rendered


August 31, 1998           Common          146,025     $1.25   Shares issued to consultants     S-8 Registration
                                                       to     and employees for services       Statement
                                                      $1.56   rendered

July 31, 1998             Common        2,614,286     $0.70   Conversion of debentures         S-8 Registration
                                                              issued in conjunction with the   Statement
                                                              merger of ITC and AIC

July 31, 1998             Common        2,371,603    .One-    Conversion of Series A           Private Placement
                                                      for-    preferred stock issued in        under Section 4 (2)
                                                       one    conjunction with the merger of   of the Securities
                                                              ITC and AIC                      Act

March 1998                Series M      1,143,750     $2.00   Private Placement                Private Placement
thru                      Preferred                                                            under Section 4 (2)
September 1998                                                                                 of the Securities
                                                                                               Act

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

BACKGROUND AND RESTATEMENT OF FINANCIAL STATEMENTS

         Based upon a review of the Company's Financial Statement for the year ended May 31, 1999 (the "Original Financial Statements") and the recommendations of the Securities and Exchange Commission (the "SEC"), the Company restated its Original Financial Statements for the year ended May 31, 1999 and the comparative period ended May 31, 1998 (the "Restated Financial Statements"). The Original Financial Statements were included with the Company's Form 10-KSB/A filed with the SEC on August 31, 1999. The reason for the restatement of the Original Financial Statements was to reflect the Company's acquisition of all of the outstanding shares of Common Stock of Airtech International Corporation ("AIC") as a reverse merger as described below. The Restated Financial Statements are included with this Amendment No. 2 to Form 10-KSB/A.

         On May 31, 1998, the Company acquired all of the outstanding shares of Common Stock of AIC, which through its subsidiaries develops, manufactures and sells air purification products for commercial and individual use. The total purchase price of $22,937,760.00 for the stock acquisition was paid through the issuance of 10,500,000 shares of the Company's Common Stock, 11,858,016 shares of the Company's Series "A" Convertible Preferred Stock and $9,000,000.00 in principal amount of the Company's Convertible 10% Debentures. The shares of Common Stock and Preferred Stock were valued at $0.625 per share. The Original Financial Statements reflected the combination of the Company and AIC as a merger using the purchase method of accounting with the Company as the acquiring entity for legal and financial accounting and reporting purposes. This treatment resulted in reflecting the combination of the assets of the Company and the purchase of the goodwill and intellectual properties of AIC at the appraised fair market value of $22,937,960 (the purchase price) with corresponding adjustments of shareholders' equity.

         The Restated Financial Statements included with this Amendment No. 2 to Form 10-KSB/A also reflect the combination of the Company and AIC utilizing the purchase method of accounting. The Restated Financial Statements, however, reflect the combination of the Company and AIC as a reverse merger with AIC as the acquiring entity for accounting and reporting purposes and the Company as the surviving entity for legal purposes. This reverse merger treatment follows the SEC recommendation and was required because all of the convertible securities issued in the acquisition of AIC were converted into shares of the Company's Common Stock within two months following the acquisition. As a result, the Company effectively issued shares of Common Stock for the outstanding shares of AIC, with the stockholders of AIC ultimately acquiring control of the Company. For this reason, AIC is considered the acquiring entity for purposes of the Restated Financial Statements included with this Amendment No. 2 to Form 10-KSB/A.

         The reverse merger treatment required the Company to account for the purchased assets of the Company for accounting purposes at fair market value as apposed to appraised value. The result is a decrease of previously reported assets in the Original Financial Statements of approximately $23,000,000 and a decrease in net losses due to lower amortization costs, depreciation costs due to lower cost basis of assets and a lower write-off of discontinued assets, all of which were not capitalized in the Restated Financial Statements.

         After conversion of our convertible securities issued in the acquisition of AIC, the total number of outstanding shares of our Common Stock increased to approximately 50,000,000 shares. On October 5, 1998, our shareholders approved a one for five reverse stock split of our Common Stock which reduced the number of outstanding shares of Common Stock to approximately 10,000,000 shares. The reverse stock split was effective as of November 9, 1998. For purposes of our consolidated financial statements accompanying this Amendment No. 2 to Form KSB/A and the following discussion and analysis, shareholders' equity has been restated to give pro forma recognition to the reverse stock split for the presented periods. This means that all references in the consolidated financial statements and the following discussion and analysis to number of shares, per share amounts, par values and stock option information are restated to give effect to the reverse stock split.

         After the acquisition of AIC, we discontinued our original line of business relating to television and interactive media programming, including our Rebate TV product. We discontinued these original lines of business to enable us to concentrate on the development, manufacture, distribution, and sale of the air purification products offered by AIC and its subsidiaries. Effective May 31, 1999, we also discontinued the operation of our wholly owned subsidiary, McClesky Sales and Service, Inc. ("MSS"). MSS was originally formed to integrate the distribution and sale of our air purification products with the heating, ventilation and air conditioning ("HVAC") service business. We discontinued the operation of MSS based upon the incompatibility of the HVAC service business with our business of manufacturing and distributing high quality air purification products. The cost to discontinue the operations of MSS were minimal to the Company.

         On February 22, 2000, we entered into a securities purchase agreement with PK Investors LLC ("PKI") to raise up to $5,000,000 through the sale to PKI of up to $5,000,000 in principal amount of our 6% Convertible Debentures Due 2002 (the " 6% Debentures") and attached Warrants to purchase up to 500,000 shares of our Common Stock (the "Warrants"). Upon execution of the securities purchase agreement, PKI purchased $2,500,000 in principal amount of 6% Debentures and Warrants to purchase 250,000 shares of Common Stock for a purchase price of $2,500,000. Under the terms of the securities purchase agreement, we also issued to PKI a Conditional Warrant to purchase the remaining $2,500,000 in principal amount of 6% Debentures and the remaining attached Warrants to purchase 250,000 shares of our Common Stock for a purchase price of $2,500,000.

BUSINESS DEVELOPMENT AND PLAN OF OPERATION

         The market for air purification products and technology has expanded into both residential and commercial markets with society's growing awareness of air quality problems. During fiscal year 1999 the Company addressed the expanding market for air quality products by introducing a full air purification product line, including a unique automobile, trunk mounted air filtration unit, opened new markets in office suites, hotels, casinos and country clubs, renewed international sales efforts and progressed further in developing a product for the Medicare industry. The Company's products can be applied to various commercial and residential uses and are ideally suited for a variety of users that experience air contamination problems, including office buildings, restaurants, bars, public buildings, nursing homes, hospitals, schools, dental offices, waiting rooms, homes, airplanes and vehicles.

         The Company initially penetrated the air purification market with its S-12, ceiling mounted air filtration unit which was designed for the tobacco smoke filtration segment of the market. Impacting and changing city smoking ordinances to specifically allow restaurants to install the S-12 and avoid "no smoking" legislation, enabled the Company to achieve success and name recognition from this unit in the market place. Other air quality markets such as residential homes and commercial buildings require different filtration needs, esthetics and air flow patterns. These other needs are now met by the Company's full product line. Primarily through increased sales of the S-14, wall mounted unit, and the S-18, ducted/inset ceiling unit, the Company also achieved market interest at national hotel, restaurant and country club trade shows. In the past, such trade shows provided a wide range of products and services to these respective markets, yet little to no attention to indoor air quality. Airtech's entrance and growing name recognition under the Airsopure brand name peaked conference interest and resulted in increased sales to these markets.

         Unexpected interest at the trade shows has also come from significant HVAC companies seeking to expand their own air handling equipment into indoor air quality as well as large restaurant and bar supply companies and product manufacturers seeking a proactive measure against threatened tobacco legislation in their municipalities and countries.

         HVAC company interest is well defined and would be a major introduction to residential air purification. This industry, with a small number of very large players, has begun looking at the validity of combining their HVAC products with air filtration in a manner that does not merely protect the HVAC equipment from pollutants but significantly reduces airborne particles. As of May 31, 1999, Airtech was in the early stages of developing a unit that combines the cooling, de-humidifying and heating of the standard HVAC equipment found in most residential homes and commercial buildings with its existing successful air filtration products. The Company is aware of no other company in the country that can claim this development. The Company believes more than $500,000 must be spent to complete this product development. However, the Company anticipates developing product development partnerships or some other investment relationship with at least one large HVAC company during fiscal 2000 to move development of this product to a saleable unit in fiscal year 2001. It is anticipated that the unit will be sold through the existing sales and marketing channels of the HVAC partner. The Company is unable to yet forecast revenues of this unit or a definitive market date. As of February 29, 2000, the Company had no firm commitments or written agreements.

         Other such product partnerships are also anticipated in the restaurant supply industry. Restaurants and bars continue to face decreased revenues based upon the anti-tobacco legislation being implemented across the country. Companies that supply restaurants and bars, as well as the producers of supplies to this market are all investigating proactive steps to lengthen patron stays at the various establishments and thus increase consumption. Air filtration was an idea that these suppliers have identified and they have recently been seeking out Airtech to discuss possible product partnerships. The Company's S-12, ceiling mounted unit, is the most likely entrant to this vast marketplace. The Company has already been speaking to such suppliers with the goal of identifying geographical exclusive sales opportunities to broaden everyone's sales. The Company anticipates that sales through just one supplier entity in this manner would result in annual sales ranging from $5 to $20 million.

         During the fourth quarter of fiscal 1999, the Company completed an outsourcing agreement for the S-999 automobile filtration unit and produced and had delivered to Company warehouses approximately 1500 units. The Company has been actively pursuing to open markets to this product in state and local governments, car rental, new and used car dealers and international markets. These markets have yet to fully understand their need for the product; however, weekly, news print and other media reports funnel out describing the increased air quality problems within automobiles, even greater than the problems outside the automobile. Airtech has achieved growing acceptance in these markets by enlisting independent or government based testing facilities and medical departments and has the purchasing decision makers realizing the benefits to reducing employee sick leave by purifying the air they breath. The Company's target for fiscal 2000 is to sell 11,500 units of the S-999 with sales totaling $3.5 million.

         The newest and most promising product in the Company's product line is the now developed Medicare Model 950. In October 1999, the Company applied for a Medicare reimbursement code number for the Medicare Model 950. The Company has not yet received approval for a specific reimbursement code number to date, although Medicare has allowed the Company to invoice Medicare using a non-assigned code number. The use of the non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients. The Company intends to continue the pursuit of the pending Medicare application by collecting and submitting additional information recently required by Medicare. The date of a final decision on our Medicare application cannot be determined at this time. The submission of additional information will allow Medicare to take additional time to evaluate our application. We cannot predict if, or when, Medicare will approve the Medicare Model 950 for direct cost reimbursement. We believe, however, that the time necessary to duplicate or invent the photocatalytic oxidation technology included in the Medicare Model 950, to create and test a prototype and to submit an application to Medicare gives the Company a competitive lead time advantage over our competitors in this market. The Company has also developed the Consumer Series 950, a private label version of the Medicare Model 950, with a larger array of filtration for contaminants. The Company believes the Medicare Model 950 and the Consumer Series 950 will formally transform it from a tobacco smoke filtration business to a healthcare entity thus further enforcing use of the Company's other products into many other non-tobacco related environments, simply because of the increased health benefits.

         The Company has identified a national distribution network composed of DME distributors that have existing sales forces and marketing infrastructures. Association with the DME distributors creates an immediate distribution network for the Medicare Model 950 and the Consumer Series 950 without forcing the Company to incur the management challenges of creating and maintaining our own sales force or recreating the existing client bases of DME distributors. The DME distributors currently interact with physicians providing other medical devices such as walkers, wheelchairs, hospital beds and electronic monitoring devices. The Medicare Model 950 and the Consumer Series 950 unit will be a new product for DME distributors within an industry where the introduction of new products is not common. If the Company does not receive approval from Medicare of the Medicare Model 950, the Company intends to continue its efforts to market the Consumer Series 950 through DME distributors. The Company will pursue insurance carriers and health care providers outside of the Medicare system to accept the Consumer Series 950 for cost reimbursement to consumers. The Company cannot predict if the Consumer Series 950 will be accepted by the health care insurance industry and has no firm commitments in the industry as of February 29, 1999. The Company also cannot forecast the amount of any future revenues which may be generated from Medicare or non-Medicare sales of the Medicare Model 950 or the Consumer Series 950.

RESULTS OF OPERATIONS

         The Company's consolidated results of operations for the fiscal year ended May 31, 1999 represents the first year of operations after the reverse merger with AIC. As described above, the combination of Interactive Technologies, Inc., our predecessor in name, and AIC was accounted for as a reverse merger with AIC treated as the acquiring entity for financial reporting purposes. Therefore, the results of operations are a comparison of our combined consolidated operations, including AIC and its subsidiaries, for fiscal year 1999 to only the results of operations of AIC and its subsidiaries for the fiscal year 1998. As a result of the reverse merger with AIC, the Company is the surviving legal entity under the name Airtech International Group, Inc.

         REVENUES

         Our consolidated total revenues decreased approximately $96,030.00 from $1,126,499 in 1998 to $1,030,467 in 1999. This 8.5% decrease is comprised of the following: product sales of the discontinued service line of our subsidiary McCleskey Sales & Service, Inc. ("MSS") decreased $420,000 from $832,027 in 1998 to $412,027 in 1999 primarily due to the cessation of that business; and product sales from our air purification products increased $179,963 in 1999 to $389,442. The combined effect of these two components of our product sales resulted in a $241,560 reduction in total sales. Franchise fees increased from the sale of 8 franchises in 1998 to 20 franchises in 1999, which accounted for the $144,500 increase in franchise fees in 1999 from the $84,500 in franchise fees for 1998. As explained in Footnote 1, Summary of Significant Accounting Policies; Revenue Recognition, of the Notes to Financial Statements, the Company has recorded cumulative deferred franchise fee income of $400,000, as Current (portion) and Notes Receivable for the year ended May 31, 1999. We discontinued the service line of MSS due to sustained losses and low sales margins, limited geographical service reach and our desire to focus exclusively on the air filtration and purification business.

         COSTS AND EXPENSES

         Cost of sales increased $95,542 or 17% to $664,356 for 1999 as compared to $568,814 for 1998. This increase is due to two primary reasons. First, the discontinuance of the MSS line of business, for which we recognized additional close out expenses due to this discontinuance. The discontinuance resulted in cost of sales for MSS of more than 100% of sales or $420,000 for 1999, compared to 55% of sales or $465,000 for 1998. Second, the cost of sales for the continuing operations increased from $103,814 or 50% of sales in 1998 to $244,356 or 62% of sales for 1999. This increase in percentage cost of sales was due to outsourcing the manufacturing at a higher cost of many components previously manufactured by the Company, lower gross sales prices than anticipated due to the Company's desire to increase market share, fewer sales thus not fully utilizing the manufacturing facility and lower production runs with consequential higher costs.

         Salaries and wages increased $802,342 from $514,734 in 1998 to $1,317,076 in 1999. This increase is the result of many factors including higher commissions on sales of our products, franchises, and financing activities of $873,000, including incentive stock bonuses to key personnel. The combination of these items represented approximately $300,000 of the increase in 1999 from

1998 in salaries and wages. We also employed additional personnel in 1999 due to the merger with AIC and the discontinued MSS division which accounted for $364,667 of the increase in salaries and wages in 1999. The increase is also due to an additional $208,333 in accrued but unpaid wages to the President and Chief Executive Officer in 1999 as compared to 1998. As explained below, the two officers waived the wage payments under their respective employment agreements during 1998. In January 1999, the Company's Board of Directors elected to accrue the full amount of the wages in 1999. The total accrued for this period in salaries and wages of $208,333 and in deferred officer wages of $791,667 totaled $1,000,000 for 1999 compared to $0 in 1998. The deferred officer wages increased from $0 in 1998 to $791,667 in 1999. The Company did not accrue the deferred wages of the President and Chief Executive Officer in 1998 of $500,000 and for the first six months of 1999 of $291,667. The Company did not pay these accrued wages in cash in 1999. Instead, the Board of Directors of the Company issued 1,583,334 shares of restricted common stock as compensation for the 18 months of deferred wages. The Company did not accrue the wages in 1998 because the officers waived their right to be paid. The Board of Directors decided in January 1999 to pay the wage previously waived by issuing restricted common stock for that amount. In summary, the total increase in expenses for salaries and wages of $802,342 and the increase in deferred officer wages of $791,667 in aggregate totaling $1,594,009 is due primarily to the officer wage accruals of $1,000,000.

         Advertising costs decreased $34,358 to $42,082 for 1999. This is a 55% decrease in costs. The Company measures advertising as a percentage of product sales. The goal is an advertising cost of approximately 4% to 6% of product sales. For 1998, the expense ratio was 36% and 11% for 1999. The percentages are higher for 1998 due to start up advertising costs in 1998 and lower sales for 1999. This fluctuation is also due to the cash deficit the Company experienced in 1999.

         Depreciation and Amortization increased $26,191 for the year 1999 compared to $103,743 for 1998. The increase is due to greater amortization of our discontinued product lines offset by the decrease in depreciation of the discontinued assets.

         General and administrative expenses increased $951,195 for the year 1999 from $727,580 in 1998. This increase is due to the $250,000 increase from prior years in legal contingencies. Also, this expense increased due to an additional $300,000 in services of outside consultants, such as investment banking firms. An increase in facilities expenses of $50,000 along withe a $400,000 write-off of licensing fees of $50,000 resulted in the $951,195 increase in general and administrative expenses.

         Interest expense of $135,288 in 1999 is $129,429 higher than 1998 primarily due to the $112,500 in interest expense for the two months that the 10% Debentures issued in the reverse merger with AIC were outstanding which were not outstanding in 1998.

         The Company also wrote off the asset investment in the discontinued subsidiary, MSS, of $582,750 in 1999 as a loss on impairment of goodwill. There was no comparable write-off in 1998.

         The net result is that the loss per share of Common Stock (basic and diluted) was ($0.32) for 1998 and ($0.41) for 1999. This is a 28% increase in loss per share. The average number of shares of Common Stock increased over the period such that the losses per share are not comparable. Overall the net loss increased from ($870,671) in 1998 to a loss of ($4,311,459) in 1999.


         CAPITAL EXPENDITURES

         The Company does not have any large capital expenditures planned for fiscal years 2000 or 2001. We are proposing a product design change to include an ABS plastic design for two of our products which will require approximately $400,000 in capital expenditures. The final decision, however, to change the product design will be based on estimated sales of the products which will enable the Company to recover the capital expenditures within nine to twelve months. Any minor capital expenditures will be met with cash on hand. In the event our product sales increase beyond current manufacturing capacities, then additional capital expenditures will be required to increase production capacity. We anticipate, however, that any additional capital expenditures to increase production capacity would not exceed $500,000 and would be offset by increased product sales, since increased sales would create the need for additional capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         For fiscal year 1998, we increased our cash position by $125,967. This increase was due to cash adjustments to losses from operations of $870,671, including, depreciation and amortization of $103,743, stock payments of $169,475 to employees and consultants, and a reduction in receivables of $18,866. These cash adjustments were further offset by the cash received from our financing activities totaling $620,630. For fiscal year 1999, this trend continued at a high level. The loss from operations decreased cash by $84,036. This decrease originated from the operational loss of $4,311,459 and was reduced by cash adjustments, including, depreciation and amortization and impairment (write-off) of goodwill added $1,123,684 back as non-cash expenses; our employees, consultants and especially our vendors through the increase in payables and accrued expenses increased cash by $2,305,000; the proceeds from financing activities added an additional $873,139 in cash to the Company during fiscal year 1999. In summary, the cash needs of the Company were met in fiscal years 1998 and 1999 by means other than operations. For fiscal year 2000, we are seeking to reverse this trend because increasing payables and accrued expenses have reduced the Company's purchasing capabilities to cash purchases. Decreases in our cash also results in lower gross margins as the cost of reduced production increases marginal costs. During fiscal year 2000, we intend to focus on the production, marketing and sale of our existing line of air purification products, including the pursuit of Medicare acceptance of our Medicare Model 950 Unit and increased promotion of our franchise program. For this reason, we have temporarily postponed further significant expenditures during fiscal year 2000 on our products which are in the redesign and development stage.

         As of February 29, 2000, the Company has increased cash from financing activities by approximately $3,500,000. The Company also expects to sell 50 to 100 franchises to qualified entities and individuals during fiscal years 2000 and 2001. We expect these franchise sales to net the Company $25,000 per sale. As of March 23, 2000, the Company has not sold a franchise, however, our sales efforts are only one month in the process. Included in franchise sales is an additional purchase of up to $25,000 in inventory per franchise. The Company expects sales of its products to increase in fiscal years 2000 and 2001. For the six months ended February 29, 2000, the sales of products were approximately $631,867 compared to sales of products for the year ended May 31, 1999 of $618,442. We expect to receive the additional $2,500,000 from the exercise of the Conditional Warrant by PKI to purchase additional 6% Debentures and Warrants in December 2000.

         The Company expects to have sufficient funds necessary to finance the manufacture, distribution and sale of our products with required advertising support during fiscal year 2000. Our expectations are based upon our March 23, 2000 cash balance of $2,300,000, anticipated cash from franchising activities of $1,875,000, the sale of an additional $2,500,000 in 6% Debentures and Warrants to PKI, conversion of outstanding warrants to yield $1,300,000 and sales of miscellaneous equities of $700,000 for a total of $8,675,000. As described above, the Company does not have a large capital expenditures program planned for fiscal years 2000 and 2001. Therefore, the forecasted increase in sales of our products combined with the $8,675,000 in cash from sales of our equities should be sufficient to offset any cash losses from operations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Airtech International Group, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Airtech International Group, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airtech International Group, Inc. and subsidiaries as of May 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ TURNER, STONE & COMPANY, LLP

Certified Public Accountants
September 10, 1999

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1999 AND 1998

                                     ASSETS

                                                                 1999         1998
                                                              ----------   ----------
CURRENT ASSETS
  Cash......................................................  $   61,808   $  145,844
  Trade and licensing fees receivables, net of allowance for
    doubtful accounts of $20,000 and $0, respectively.......     173,951      172,137
  Notes receivable, current portion.........................     143,750       66,667
  Inventory.................................................     242,665      284,332
  Prepaid expenses..........................................          --       67,214
                                                              ----------   ----------
      Total current assets..................................     622,174      736,194

PROPERTY AND EQUIPMENT--net of accumulated depreciation of
  $119,634 and $206,734, respectively.......................      89,569      205,874

NOTES RECEIVABLE--net of current portion, net of allowance
  for doubtful accounts of $0 and $0, respectively..........     431,250      899,833

OTHER ASSETS

  Goodwill, net of accumulated amortization of $35,810 and
    $89,750, respectively...................................     143,243      779,302
  Intellectual properties, net of accumulated amortization
    of $38,060 and $0, respectively.........................   1,049,337    1,087,397
  Prepaid royalties and other...............................     514,208      535,100
                                                              ----------   ----------
      Total other assets....................................   1,706,788    2,401,799
                                                              ----------   ----------
                                                              $2,849,781   $4,243,700
                                                              ==========   ==========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1999          1998
                                                              -----------   -----------
CURRENT LIABILITIES
  Accounts payable, trade...................................  $   510,193   $   136,955
  Accrued payroll and other wages...........................      216,223            --
  Accrued payroll taxes.....................................       85,546            --
  Other accrued expenses....................................      372,534       156,857
  Advances payable to officers..............................      216,488       186,000
  Notes payable.............................................      277,185       340,540
                                                              -----------   -----------
      Total current liabilities.............................    1,678,169       820,352

LONG-TERM LIABILITIES
  Deferred revenue..........................................      400,000       400,000
  Product marketing obligation..............................      405,000            --
                                                              -----------   -----------
      Total long-term liabilities...........................      805,000       400,000

      Total liabilities.....................................    2,483,169     1,220,352

COMMITMENTS AND CONTINGENCIES...............................           --            --

STOCKHOLDERS' EQUITY
  Preferred stock--5,000,000 shares authorized, $.005 par
    value
    Series A cumulative, convertible preferred, none and
      11,868,016 shares issued and outstanding,
      respectively; liquidation preference of $1 per
      share.................................................           --            --
    Series M cumulative, convertible preferred, 1,143,750
      and 1,029,750 shares issued and outstanding,
      respectively; liquidation preference of $1 per share,
      aggregating $   and $   resp                                  1,144         1,030
  Common stock--$.05 par value, 50,000,000 shares
    authorized, 13,207,532 and 10,059,923 shares issued and
    outstanding, respectively...............................      660,376       502,996
  Additional paid-in capital................................    5,546,965     4,049,736
  Retained deficit..........................................   (5,841,873)   (1,530,414)
                                                              -----------   -----------
      Total stockholders' equity............................      366,612     3,023,348
                                                              -----------   -----------
                                                              $ 2,849,781   $ 4,243,700
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MAY 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   ----------
REVENUES
  Product sales.............................................  $   800,439   $1,041,999
  Franchisee fees...........................................      229,000       84,500
  Other revenues............................................        1,030           --
                                                              -----------   ----------
    Total revenues..........................................    1,030,469    1,126,499

COSTS AND EXPENSES
  Salaries and wages........................................    1,317,076      514,734
  Deferred officer wages....................................      791,667           --
  Cost of sales.............................................      664,356      568,814
  Advertising...............................................       42,082       76,440
  Depreciation..............................................       38,564       86,493
  Amortization..............................................       91,370       17,250
  Loss on impairment of goodwill............................      582,750           --
  Other general & administrative expenses...................    1,678,775      727,580
                                                              -----------   ----------
    Total costs and expenses................................    5,206,640    1,991,311
                                                              -----------   ----------
LOSS FROM OPERATIONS........................................   (4,176,171)    (864,812)

Interest expense............................................     (135,288)      (5,859)
                                                              -----------   ----------
LOSS BEFORE INCOME TAXES....................................   (4,311,459)    (870,671)

Income tax benefit..........................................           --           --
                                                              -----------   ----------
NET LOSS....................................................  $(4,311,459)  $ (870,671)
                                                              ===========   ==========
LOSS PER COMMON SHARE--BASIC................................  $     (0.41)  $    (0.32)
                                                              ===========   ==========
LOSS PER COMMON SHARE--DILUTED..............................  $     (0.41)  $    (0.32)
                                                              ===========   ==========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1999 AND 1998

                                            COMMON STOCK           PREF. SERIES M             PREF. SERIES A
                                       ----------------------   ---------------------   --------------------------     PAID-IN
DESCRIPTION                              SHARES         $         SHARES        $         SHARES           $           CAPITAL
-----------                            -----------   --------   ----------   --------   -----------   ------------   -----------
BALANCE AT 5/31/97...................    2,695,923   $134,796            0    $   --              0   $         --   $ 3,789,477
Issuance of common stock for cash....          120          6           --        --             --             --       126,624
Issuance of common and preferred
  stock in acquisition of AIC........    2,100,000    105,000           --        --      2,371,603     11,858,016     2,010,744
Adjustment of equity accounts to give
  effect to reverse merger accounting
  of acquisition.....................    5,263,880    263,194    1,029,750     1,030     (2,371,603)   (11,856,016)   (1,877,109)
Net loss during the year.............           --         --           --        --             --             --            --
                                       -----------   --------   ----------    ------    -----------   ------------   -----------
BALANCE AT 5/31/98...................  $10,059,923   $502,998   $1,029,750    $1,030    $        --   $         --   $ 4,049,736
Issuance of Series M preferred stock
  in June, net of offering costs.....           --         --      114,000       114             --             --        98,890
Convert Debentures to common in
  July...............................                                   --        --             --             --
Cancel shares in July................     (680,000)   (34,000)          --        --             --             --        34,000
Issuance of common stock according to
  S-8 registration in August.........      146,025      7,300           --        --             --             --       213,067
Issuance of common stock according to
  S-8 registration in November.......      524,000     26,200           --        --             --             --       148,360
Issuance of common stock for cash in
  November...........................      828,000     41,400           --        --             --             --       234,600
Issuance of common stock on exercise
  of warrants in December............       46,250      2,313           --        --             --             --        20,812
Issue common stock for deferred wages
  to officers in January.............    1,563,334     79,167           --        --             --             --       712,500
Issuance of common stock in May......      700,000     35,000           --        --             --             --        35,000
Net loss during the year.............           --         --           --        --             --             --            --
                                       -----------   --------   ----------    ------    -----------   ------------   -----------
BALANCE AT 5/31/99...................   13,207,532    660,376    1,143,750     1,144              0              0     5,546,965
                                       ===========   ========   ==========    ======    ===========   ============   ===========

                                        RETAINED
DESCRIPTION                             EARNINGS        TOTAL
-----------                            -----------   ------------
BALANCE AT 5/31/97...................  $  (659,743)  $  3,264,530
Issuance of common stock for cash....           --        126,630
Issuance of common and preferred
  stock in acquisition of AIC........           --     13,973,760
Adjustment of equity accounts to give
  effect to reverse merger accounting
  of acquisition.....................           --    (13,470,901)
Net loss during the year.............     (870,671)      (870,671)
                                       -----------   ------------
BALANCE AT 5/31/98...................  $(1,530,414)  $  3,023,348
Issuance of Series M preferred stock
  in June, net of offering costs.....           --         99,004
Convert Debentures to common in
  July...............................           --
Cancel shares in July................           --             --
Issuance of common stock according to
  S-8 registration in August.........           --        220,367
Issuance of common stock according to
  S-8 registration in November.......           --        174,560
Issuance of common stock for cash in
  November...........................           --        276,000
Issuance of common stock on exercise
  of warrants in December............           --         23,125
Issue common stock for deferred wages
  to officers in January.............           --        791,667
Issuance of common stock in May......           --         70,000
Net loss during the year.............   (4,311,459)    (4,311,459)
                                       -----------   ------------
BALANCE AT 5/31/99...................   (5,841,873)       366,612
                                       ===========   ============

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED MAY 31, 1999 AND 1998

                                                                 1999         1998
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(4,311,459)  $(870,671)

  Adjustments to reconcile net income to cash
    Depreciation and amortization...........................      129,934     103,743
    Impairment of goodwill..................................      582,750          --
    Net (gain) loss on disposition of assets................      (51,672)         --
    Stock payments to employees and consults................    1,129,593     169,475
    Allowances and write offs...............................      411,000          --

  Changes in operating assets and liabilities
    Accounts receivable.....................................      (21,814)    (18,866)
    Inventory...............................................       41,667        (422)
    Prepaid expenses........................................       67,214    (228,074)
    Accounts payable........................................      373,238      70,380
    Accrued expenses........................................      716,163     169,591
                                                              -----------   ---------
      Net cash used in operating activities.................     (933,386)   (604,844)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment.....................           --     (11,369)
  Disposals of fixed assets.................................       66,058          --
  Expenditures for other assets.............................      (89,837)         --
  Cash acquired in ITC acquisition..........................           --     121,550
                                                              -----------   ---------
    Net cash used in investing activities...................      (23,779)    110,181

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock, net of offering
    costs...................................................       99,004          --
  Proceeds from issuance of common stock....................      369,125     127,630
  Receipts from product marketing obligation................      405,000
  Advances from ITC prior to acquisition....................           --     493,000
                                                              -----------   ---------
    Net cash provided by financing activites................      873,129     620,630

INCREASE (DECREASE) IN CASH.................................      (84,036)    125,967

CASH, BEGINNING OF PERIOD...................................      145,844      19,877
                                                              -----------   ---------

CASH, END OF PERIOD.........................................  $    61,808   $ 145,844
                                                              ===========   =========
SUPPLEMENTAL CASH FLOWS DISCLOSURES
  Interest paid.............................................  $     8,319   $      --
  Income taxes paid.........................................  $        --   $      --
  Non-cash investing and financing activities:
    Issuance of common stock, preferred stock and debentures
     for purchase of ITC net assets, net of cash received...  $        --   $ 324,806
    Common stock issued in settlement of capital lease
     obligation.............................................  $        --   $ 218,750
    Common stock issued in exchange for services............  $ 1,129,593   $ 169,475

    The accompanying notes are an integral part of the financial statements.

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Airtech International Group, Inc. (the Company), (formerly Interactive Technologies Corporation), was incorporated in the state of Wyoming on August 8, 1991. The Company manufactures and sells a full line of air purification products. The Company primarily markets, sells and distributes its products through a network of franchisees.

    On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation (AIC), which through its subsidiaries manufacture and sell various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share (Note 7) and the issuance of $9,000,000 of convertible debentures (Note 5). However, because these convertible securities were converted into common stock within two months following the acquisition, the Company effectively issued common stock for the outstanding common stock of AIC and the stockholders of AIC obtained control of the combined company. As a result, AIC became the acquirer for financial reporting purposes.

    Therefore, the transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values with $179,053 of the purchase price allocated to goodwill. The acquired goodwill will be amortized using the straight-line method over 5 years.

    Results of operations of ITC are included in the accompanying consolidated statements of operations beginning June 1, 1998. Results of operations on a pro forma basis for the year ended May 31, 1998, assuming the acquisition had occurred as of June 1, 1997, are as follows:

Revenues....................................................  $2,126,489
Net loss....................................................  $ (670,671)

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc. and McCleskey Sales and Service, Inc., each of which have fiscal year ends of May 31. All material intercompany accounts and balances have been eliminated in the consolidation.

IMPAIRMENT OF LONG-LIVED ASSETS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

AMORTIZATION

    Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded over a ten year term. For the years ended
May 31, 1999 and 1998, amortization expense totaled $38,060 and $0, respectively.

    Goodwill recorded in the acquisition of AIC, is being amortized using the straight-line method over 5 years. For the years ended May 31, 1999 and 1998, amortization expense totaled $35,810 and $0, respectively.

    Goodwill relating to the Company's purchase of its McClesky Sales and Services subsidiary in 1995 is being amortized over 40 years. In May 1999, this operating segment was discontinued (Note 10) and the remaining unamortized carrying value was charged to expense.

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

    At May 31, inventories consisted of the following:

                                                            1999       1998
                                                          --------   --------
Finished goods..........................................  $200,506   $ 22,102
Component parts.........................................    42,159    262,230
                                                          --------   --------
                                                          $242,665   $284,332
                                                          ========   ========

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

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRODUCT MARKETING OBLIGATION

    Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market its Model S-999 as a product marketing obligation (Note 6).

REVENUE RECOGNITION

    Revenues from the Company's operations are recognized at the time products are shipped or services are provided. Revenues from franchise sales are recognized at the time all material services relating to the sale of a franchise have been performed by the Company and, in some instances, when the related notes receivable have been collected. Revenues based on the collection of franchise notes receivable are deferred until the time of collection.

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

EARNINGS PER SHARE

    Basic and diluted loss per share are based upon 10,583,635 and 2,716,198, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.

STOCK SPLIT

    On October 5, 1998, the shareholders authorized a one for five reverse split of the Company's common stock. The reverse split was made effective November 9, 1998. Shareholders equity has been restated to give retroactive recognition to the stock split for all periods presented, such that all references in the financial statements to number of shares, per share amounts, par values and stock option data for common shares have been restated. The shareholders also approved an increase in the Company's authorized common shares to 50,000,000.

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  PREFERRED STOCK

CONVERTIBLE PREFERRED STOCK--SERIES A

    In connection with the Company's acquisition of AIC (Note 1), the Company established this equity class and authorized 15,000,000 shares. The shares have a par value of $1.00, do not pay dividends and are convertible at the Company's option at any time within 24 months after issuance for one share of the Company's common stock for each five shares of preferred stock.

    Effective July 31, 1998, the Company's Board of Directors voted to convert the Series A Preferred Stock to Common Stock on the basis of one share of Preferred to one share of Common, as per the merger agreement. To effect the conversion of 11,858,016 of Series A preferred, the Company issued 2,371,603 shares of common stock. As described in Note 1, relating to the reverse merger accounting recognition, the conversion of the preferred stock shares has been recorded in the accompanying consolidated financial statements as occurring on May 31, 1998, the date of acquisition.

CONVERTIBLE PREFERRED STOCK--SERIES M

    During the year ended May 31, 1998, the Company authorized 5,000,000 shares and established this equity class to raise production funds for the Company's Model S-950, Medicare air filtration unit. The Series M preferred shareholders participate by receiving up to 20%, if totally subscribed, of the collected gross proceeds from the Company's sales of its Model S-950 over a two year period. During the years ended May 31, 1999 and 1998, 114,000 and 1,029,750 of these shares were issued for $1.00 cash, net of $14,996 and $188,383, respectively, of offering costs. Prior to June 30, 1998, another 114,000 of these shares were issued for cash, net of offering costs of $14,996. The shares have a par value of $.001, do not pay dividends and are convertible at the holder's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $0.25 per share exercisable within two years after issuance. As of May 31, 1999, the Company had not sold any S-950 units thus has made no payments under the participation plan.

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

    At May 31, 1998, notes receivable are comprised of the following:

                                                          1999        1998
                                                        ---------   ---------
Domestic franchise licenses...........................  $ 300,000   $ 300,000
International franchise licenses......................    275,000     666,500
                                                        ---------   ---------
                                                          575,000     966,500
Less current portion..................................   (143,750)    (66,667)
                                                        ---------   ---------
                                                        $ 431,250   $ 899,833
                                                        =========   =========

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  NOTES PAYABLE

    The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured. At May 31, 1999, $277,183 of these notes payable were in default.

5.  CONVERTIBLE DEBENTURES

    In connection with the Company's acquisition of AIC, the Company also issued $9,000,000 of convertible debentures secured by the shares of AIC acquired. The debentures bear interest at 10% payable annually on May 31 of each year, are due on May 31, 2000 and are convertible at the Company's option at any time within the two years into shares of the Company's common stock at a conversion price of $.70. As of July 31, 1998, the Company's Board of Directors voted to convert the debentures and $150,000 of related accrued interest into common stock. The Company issued 2,614,286 common shares on conversion. As described in Note 1, relating to the reverse merger accounting recognition, the conversion of the convertible debentures has been recorded in the accompanying consolidated financial statements as occurring on May 31, 1998, the date of acquisition.

6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is currently obligated under a noncancellable operating lease for its Dallas office facilities which expire in September 2000.

    Minimum future rental payments required under the above operating lease is as follows.

YEAR ENDING MAY 31,
-------------------
2000........................................................  $ 77,184
2001........................................................    29,436
2002........................................................     9,812
                                                              --------
                                                              $116,432
                                                              ========

    During the years ended May 31, 1999 and 1998, rent expense totaled $80,670 and $6,776, respectively.

EMPLOYMENT AGREEMENTS

    The Company is currently obligated under employment agreements with its Chief Executive Officer and its President for annual compensation of $250,000 apiece and discretionary bonuses to be determined by the Company's board of directors. The agreements expire in May 2008. Compensation under such agreements was deferred during the period from June 1, 1997 through December 31, 1998. At January 31, 1999, the Board of Directors authorized payment of the deferred amount by issuing restricted common stock at $0.50 per share, issuing a combined total of 1,583,334 shares. Starting in January 1999, these two executives began receiving cash compensation at the rate of $125,000 apiece. The remainder of the contracted amounts has been accrued as of May 31, 1999. Effective June 1, 1999, these executives continued to receive cash compensation at the rate of $125,000 per year; however, based on agreements

                       AIRTECH INTERNATIONAL GROUP, INC.

                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) reached with these executives, the Company is no longer accruing the difference as such is considered to not be due until further notice.

    During the year ended May 31, 1999, the Company received a claim from a stockholder and former officer and director in the amount of $250,000 related to past employment services. Discussions between the Company and this former officer are in the early stages. The Company has not accrued any loss contingency relating to this claim.

    The Company's current compensation benefits do not provide any other post-retirement or post-employment benefits.

S-999 LIMITED PARTNERSHIP

    In January 1999, the Company formed a limited partnership, S-999 LP, to fund production of the Company's new automobile, trunk mounted air filtration unit, the Model S-999. Airsopure, Inc., a subsidiary of the Company, became the general partner, and the limited partnership was authorized to sell up to $5 million of partnership interests. The limited partners are entitled to up to a maximum of 20% of the gross sales from the S-999 over a three year period. Additionally, the Company guaranteed the limited partners a return of at most 150% of their investment at the end of the three year term by authorizing conversion of their limited partnership interests into shares of the Company's common stock. Through May 31, 1999, the LP raised $405,000 which amount is recorded as product marketing obligation.

YEAR 2000 COMPUTER COMPLIANCE

    The Company is currently using computer hardware and software that is not in compliance with the year 2000 dating issues. However, new software and hardware components have been ordered and the Company anticipates it will be in compliance prior to December 31, 1999. During the year ended May 31, 1999, the Company incurred approximately $15,000 of costs related to this effort. Management does not believe any additional significant cost will be incurred and the accompanying consolidated financial statements do not contain any reserve for this contingency.

    Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 ready.

7.  LITIGATION

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

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES

    The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 1999 and 1998, the Company had net operating loss carry forwards for financial and tax reporting purposes of approximately $16,100,000 and $8,500,000, respectively. These carry forwards expire through the year 2012, and are further subject to the provisions of Internal Revenue Code Section 382.

    Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $5,480,292 deferred tax asset attributable to the net operating loss carryover, net of a $800,002 deferred tax liability related to amortization timing differences, in the amount of $4,680,290 which have been fully offset by a valuation allowances in the same amount, as follows:

                                                          1999         1998
                                                       ----------   ----------
Beginning balance....................................  $2,804,055   $2,267,331
Increase during period...............................   1,876,235      536,724
                                                       ----------   ----------
Ending balance.......................................  $4,680,290   $2,804,055
                                                       ==========   ==========

    A reconciliation of income tax expense at the statutory federal rate to income tax expense at the Company's effective tax rate for the years ended May 31, 1999 and 1998 is as follows:

                                                          1999         1998
                                                       -----------   ---------
Tax (expense) benefits computed at statutory federal
  rate...............................................  $ 1,465,896   $ 296,028
NOL carryover........................................   (1,465,896)   (296,028)
                                                       -----------   ---------
Income tax benefit...................................  $        --   $      --
                                                       ===========   =========

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

ACCOUNTS AND NOTES RECEIVABLE, TRADE

    The Company accounts and notes receivable are unsecured and represent sales not collected at the end of the year. Management believes these accounts and notes receivable are fairly stated at estimated net realizable amounts.

10.  DISCONTINUED OPERATING SEGMENT

    In May 1999, the Company discontinued its McClesky Sales and Services (MSS) operations which were being conducted through its wholly owned subsidiary by the same name. The net assets of this operating segment, consisting primarily of unamortized goodwill relating to the Company's purchase of MSS in 1995
(Note 1), approximated $527,000 and was charged against continuing operations.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                                    1999                   1998
                                            --------------------   --------------------
                                                       WGT. AVE.              WGT. AVE.
                                             SHARES    EXERCISE     SHARES    EXERCISE
                                            (X1,000)     PRICE     (X1,000)     PRICE
                                            --------   ---------   --------   ---------
Options and warrants outstanding at
  beginning of year.......................    480       $ 3.93       274        $5.20
Granted...................................    567       $ 0.61       206        $2.00
Exercised.................................    (46)      $ 2.00         0
Expired...................................    (10)      $10.00         0
                                              ---                    ---
Options and warrants outstanding at end of
  year....................................    991       $ 2.06       480        $3.93
                                              ===                    ===
Options and warrants exerciseable at end
  of year.................................    901       $ 2.06       480        $3.93
                                              ===                    ===
Weighted average fair value of options and
  warrants granted during the year........              $ 0.60                  $0.45

    The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 1999, all of which are exercisable.

                    NUMBER       WEIGHTED AVE.        WEIGHTED
   RANGE OF       OUTSTANDING      REMAINING          AVERAGE
EXERCISE PRICES    (X1,000)     CONTRACTUAL LIFE   EXERCISE PRICE
---------------   -----------   ----------------   --------------
  $.20 - $.60         485          3.3 years           $  .31
 $2.00 - $2.50        243          1.1 years           $ 2.12
 $3.75 - $5.00        240          3.0 years           $ 4.17
$10.00 - $22.50        23          1.6 years           $15.62

    The following pro forma disclosures reflect the Company's net loss and net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)
interest rate of 5.6%; no expected dividends; expected lives of 3 to 10 years; and expected volatility of 220.51%.

                                                       YEAR ENDED     YEAR ENDED
                                                      MAY 31, 1999   MAY 31, 1998
                                                      ------------   ------------
Net loss............................................  $(4,364,880)     $(883,812)
Net loss per share..................................  $     (0.41)     $   (0.33)

    During the years ended May 31, 1999 and 1998, the Company also issued 1,583,334 and 58,912 common stock shares, respectively, in exchange for services. These services were recorded at their fair value of $791,667 and $169,475, respectively, and were charged to expense.

12.  RELATED PARTIES

    During the years ended May 31, 1999 and 1998, the Company's chief executive officer and president made cash operating advances of $100,000 and $186,000 and received repayments of $127,000 and $0, respectively. The advances are to be repaid as cash is available or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum. At May 31, 1999 and 1998, advances payable to these officers totaled $216,488 and $186,000, respectively, and included $57,488 and $0, respectively, of accrued interest.

13.  LIQUIDITY ISSUES

    The continued operating losses by the Company and its subsidiaries raise concern about the Company's ability to generate profits from its operations. Management is currently negotiating several large contracts for its air filtration products, which will increase the Company's cash flow and its ability to generate profits. The Company has completed its air purification product line and is expanding its franchise network throughout the nation and internationally. In addition, the Company is continuing efforts to raise additional equity capital to provide liquidity until cash can be generated by operations.

14.  SEGMENT INFORMATION

    During the year ended May 31, 1999, the Company conducted its operations through two reportable segments, each of which was conducted through separate subsidiaries. Those reportable segments were its manufacture and sale of air purification products and franchises and its commercial and residential heating and air conditioning services, which was terminated in May 1999.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.  SEGMENT INFORMATION (CONTINUED)
    The following table reflects certain information about the Company's reportable operating segments for the year ended May 31, 1999. There are no inter-segment revenue or expense transactions.

                               AIR         HVAC                       AIR        HVAC
                            PRODUCTS     SERVICES       TOTAL      PRODUCTS    SERVICES     TOTAL
                           -----------   ---------   -----------   ---------   --------   ----------
Revenues.................  $   618,442   $ 412,027   $ 1,030,469   $ 293,979   $832,520   $1,126,499
Net operating loss.......  $(4,153,265)  $(158,194)  $(4,311,459)  $(862,670)  $ (8,001)  $ (870,671)
Interest expense.........  $   126,969   $   8,319   $   135,288   $      --   $  5,859   $    5,859
Depreciation and
  amortization...........  $   107,637   $  22,297   $   129,934   $  48,377   $ 55,366   $  103,743
Consulting services, non
  cash...................  $   309,854   $      --   $   309,854   $      --   $     --   $       --
Expenditures for
  long-lived assets......  $        --   $      --   $        --   $  11,369   $     --   $   11,369
Total long-lived assets,
  net of accumulated
  depreciation...........  $    89,569   $      --   $    89,569   $ 148,956   $ 56,918   $  205,874

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of May 31, 1999. A summary of the background and experience of each of these individuals is set forth after the table.

The directors are:

                       NAME                       AGE                POSITION

              C.J. Comu                           38           Chairman

              John Potter                         57           Director


The executive officer and other officers are:

                       NAME                     AGE                     POSITION

              C.J. Comu                         38        Chief Executive Officer

              John Potter                       57        President

              Darrell R. Jolley                 36        Chief Financial Officer

              Douglas S. Keane                  50        Vice President of Franchising
                                                          President, Airsopure, Inc.
                                                          (subsidiary of the Company)

              Roger Thurmond                    54        Vice President of Research and
                                                          Development

              Scott W. Pollock                  29        Vice President of Finance

         C.J. Comu, C.J. Comu has served as CEO, chairman and a director of the Company since May 31, 1998. Mr. Comu was a co-founder, CEO and Chairman of Airtech International Corporation, our wholly-owned subsidiary since its formation in 1995. In January 1994, Mr. Comu co-founded Transworld Leasing Corporation with Mr. John Potter, also a director and executive officer of the Company, which provided financing and marketing expertise to the medical, computer and corporate sectors prior to the formation of Airtech International Corporation.

         John Potter, Mr. Potter has served as President and a director of the Company since February 11, 1998. Mr. Potter was the co-founder, President and a director of Airtech International Corporation, our wholly-owned subsidiary, since its formation in 1995. In January 1994, Mr. Potter co-founded Transworld Leasing Corporation with Mr. C.J. Comu, also a director and executive officer of the Company, which provided financing and marketing expertise to the medical, computer and corporate sectors prior to the formation of Airtech International Corporation. Prior to beginning his business career, Mr. Potter was an officer in the US Army.

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

         Douglas S. Keane became Vice President of Franchising of Airtech International Corporation in January 1997 and President of Airsopure, Inc. in March 1997, which he helped organize. Mr. Keane also became Vice President of Franchising of the Company in May 1998. Mr. Keane has twenty-seven years of diverse franchise experience. He joined AIRTECH in January of 1997 and helped create Airsopure, Inc. in March. Prior to joining the Company, Mr. Keane had been a franchise consultant since 1980, operating under the name Keane Ideas, Inc. He was the founder of Beauty Secrets International, featuring Victoria Jackson Cosmetics, National Pet Care Centers and Nutra First Corporation with entertainer Pat Boone. Mr. Keane has owned and operated successful franchised regions for Realty World Corporation, Vidtron International and American Home Shield.

         Roger Thurmond became Vice President of Research & Development of the Company in August 1998. Mr. Thurmond handles Airsopure products from the design and conception stage to prototype and the merchandising stage. He has over twenty-five years experience in real estate development and over 15 years experience in Indoor Air Quality design and manufacturing. With his own company during the 80's, he developed the first integrated heating/cooling air-cleaning system available in the industry. Mr. Thurmond has been active for many years in The American Society of Heating, Refrigeration and Air Conditioning Engineers (ASHRAE), The National Association of Homebuilders and The Building Owners and Managers Association.

         Scott W. Pollock became Vice President of Finance of the Company in November 1998. Mr. Pollock began his career in operations and finance, for NYSE-traded Inacom Corporation, now the country's largest corporate computer aggregator ($7 billion '98 revenue). Within 3 years, he had become Inacom's Director of International Operations and Finance. During his stay, the international division grew profitably from zero to over $60 million in revenue within a period of two years. Mr. Pollock also became proficient in turnaround management and mergers and acquisitions during this time. He subsequently entered the investment banking and corporate finance business in Dallas, Texas, and joined Airsopure in mid 97. Mr. Pollock heads up financing efforts, broker-dealer management, mergers & acquisitions, and investor relations for the Company.

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

                          LONG TERM COMPENSATION AWARDS
                               ANNUAL COMPENSATION

                                                                                                RESTRICTED
                                                                                   OTHER            STOCK
NAME AND PRINCIPAL POSITION           FISCAL                        BONUS          ANNUAL          AWARDS
                                       YEAR    SALARY (7)            ($)        COMPENSATION          ($)
CJ Comu, CEO, Chairman                 1999    $ 46,875             $ 0           $ 0            $395,834      (2)
                              (1)      1998           0               0             0              28,500      (2)
                                       1997     297,072               0             0

Perry West, (former) CEO,              1998      24,000               0          250,000             0
Chairman

                                                                                                RESTRICTED
                                                                                   OTHER            STOCK
                                      FISCAL                        BONUS          ANNUAL          AWARDS
NAME AND PRINCIPAL POSITION            YEAR    SALARY (7)            ($)        COMPENSATION          ($)
John Potter, President                 1999      46,875                0             0              395,834   (3)
                              (1)      1998           0                0             0               28,500   (3)
                                       1997     294,178                0             0

Darrell R. Jolley, CEO                 1999      58,333                0             0               12,500   (4)

Bobby Cox, (former) CEO                1998           0       (6)      0             0                 0
                              (1)      1997      26,667       (6)

Douglas S. Keane, President            1999      77,500                0             0               12,500   (5)
of Airsopure, Inc.             (1)     1998      62,917
                                       1997      18,750

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

(6) Per Board resolution of January 31, 1996 (within fiscal year 1997), Mr. Cox' salary was authorized as $100,000 and in fact had been compensated at least at that level in the prior year. Mr. Cox separated from the Company in October 1997.

(7) See terms of employment agreements for Mr. Comu, Mr. Potter, Mr. Jolley and Mr. Keane under the section titled "Employment Agreements." Except for Mr. Keane, all amounts for fiscal 1999 represent payments for only part of the year.

         The Following table sets forth (a) the number of shares underlying options granted to each name Executive officer during fiscal 1999, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 1999, (c) the per share exercise price of each option and (d) the expiration date of each option.

                                   NUMBER OF SECURITIES          % OF TOTAL OPTIONS / SAR'S
                                UNDERLYING OPTIONS / SAR'S     GRANTED TO EMPLOYEES IN FISCAL      EXERCISE PRICE
           NAME                         GRANTED (#)                         YEAR                     ($/SHARES)

CJ Comu                                150,000                               21.9%                     $ 0.50

John Potter                            150,000                               21.9%                     $ 0.50

Darrell R. Jolley                      135,000 (1)                           19.7%                     $ 0.60

Douglas S. Keane                       250,000 (2)                           36.5%                       (3)

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

         Set forth in the table is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during fiscal 1999 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on May 31, 1999, separately identified between those exercisable and those not exercisable and (d) the aggregate value of in-the-money, unexercised options held on May 31, 1999, separately identified between those exercisable and those not exercisable.

                                                     NUMBER OF SECURITIES UNDERLYING    VALUE OF EXERCISED OPTIONS
                           SHARES                     UNEXERCISED OPTIONS AT FISCAL       AT FISCAL YEAR-END ($)
                        ACQUIRED ON       VALUE         YEAR-END (#) EXERCISABLE/              EXERCISABLE/
       NAME             EXERCISE (#)   RECEIVED ($)           UNEXERCISABLE                 UNEXERCISABLE (1)

CJ Comu                      -0-            -0-                150,000 / 0                       $ 0 / $ 0

John Potter                  -0-            -0-                150,000 / 0                       $ 0 / $ 0

Darrell R. Jolley            -0-            -0-               45,000 / 90,000                    $ 0 / $ 0

Douglas S. Keane             -0-            -0-              100,000 / 150,000                 $11,000 / $ 0

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

         The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Wyoming Corporation Law, (i) for any breach of their fiduciary duty except, pursuant to the limitations of its directors for monetary damages resulting from breaches of their fiduciary duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section of the Wyoming Corporation law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The Company's By-Laws provide indemnification to directors, officers, employees and agents, including against claims brought under state or Federal Securities laws, to the full extent allowable under Wyoming law. The Company also has entered into indemnification agreements with its directors and executive officer providing, among other things, that the Company will provide defense cost against any such claim, subject to reimbursement in certain events.

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

                                            AMOUNT AND NATURE OF BENEFICIAL           PERCENT OF COMMON STOCK
        NAME AND ADDRESS (1)                 OWNERSHIP OF COMMON STOCK (2)                 OWNERSHIP (3)

CJ Comu                                                    1,932,281 (4)                       13.1%

John Potter                                                1,679,612 (5)                       11.3%

Darrell R. Jolley                                             70,000 (6)                         *

Douglas S. Keane                                             256,703 (7)                        1.7%



CR Saulsbury, Sr.,                                         1,116,533 (8)                        7.5%
5308 Andrews Highway
Odessa, Texas 79762

Peter Kertes,                                                784,600 (9)                        5.3%
16400 N.E. 31st
N. Miami Beach, Florida 33160

Officers and Directors as a Group
(4 persons)                                                3,938,596 (10)                      26.6%

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

(7) Represents 56,703 shares of Common Stock owned directly, 100,000 shares owned pursuant to options to purchase shares of Common Stock at $0.11 per share exercisable within 60 days and 100,000 shares owned pursuant to options to purchase shares of Common Stock at $0 per share for past performance, exercisable within 60 days. Excludes a 150,000 share option not yet vested.

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

(9) Represents 534,600 shares of Common Stock owned directly and 250,000 shares owned pursuant to warrants to purchase shares of Common Stock at $0.20 per share exercisable within 60 days.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1999 and 1998, the Company's Chief Executive Officer and its President advanced cash to the Company totaling $100,000 and $186,000, respectively. The Company agreed to repay these advances as cash was available or by issuing its common stock at various times as well as to pay 15% interest on the outstanding balance. As of May 31, 1999 and 1998, the Company owed $216,488 and $123,900, respectively, on advances to officers, including accrued interest.

         Peter Kertes, a principal stockholder of the Company, is the President of EquitNet.Com, a weekly investor newsletter. Mr. Kertes provided the Company with a market analysis of the Company's Common Stock for which he was compensated $3,500 in cash and issued 17,500 shares of Common Stock. The Company has also signed an agreement with Mr. Kertes to provide investment banking services for which he was compensated by the issuance of 29,600 common shares. As of March 31, 2000, Mr. Kertes owned 2.9% of the outstanding shares of Common Stock of the Company.

ITEM 13. Exhibits and Reports on Form 8-K.

                                  EXHIBIT INDEX

(a.)     Exhibits

EXHIBIT NUMBER                                        DOCUMENT

3.1 Restated Articles of Incorporation filed December 27, 1991 of the Company's predecessor in name, Interactive Technologies Corporation, Inc.


3.2 Articles of Amendment filed May 14, 1997 of the Company's predecessor in name Interactive Technologies Corporation,
                                        Inc.

3.3                                     Articles of Amendment of the Company
                                        filed October 16, 1998

3.4                                     Bylaws of the Company's predecessor in
                                        name, Interactive Technologies
                                        Corporation, Inc. (incorporated by
                                        reference to the Company's Form 10 filed on January 14, 1992)

4.1 Specimen Common Stock Certificate (incorporated by reference to the Company's Form 10 filed on January 14,
                                        1992)

4.2                                     Specimen Series "M" Convertible
                                        Preferred Stock Certificate

4.3 Form of Warrant to purchase shares of Common Stock granted to holders of Series "M" Convertible Preferred Stock

10.1 Stock Purchase Agreement dated May 5, 1997 by and between Interactive Technologies Corporation, Inc. and Airtech International Corporation
                                        (incorporated by reference to Exhibit
                                        10.5 to Company's Annual Report filed on
                                        August 28, 1997 for the year ended May
                                        31, 1997, file No. 19796)

10.2                                    Employment Agreement dated May 1, 1997
                                        between the Company and C.J. Comu

10.3                                    Employment Agreement dated May 1, 1997
                                        between the Company and John Potter

21                                      Subsidiaries of the Registrant

27                                      Financial Data Schedule

(b.)     Reports on Form 8-K.

         Form 8-K dated June 16, 1999 setting out the discontinuation of the Company's product line under the operations of its subsidiary McCleskey Sales and Service.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2000. This Amendment No. 2 to Form 10-KSB/A amends and restates the report on Form 10-KSB/A filed by Registrant on August 31, 1999, File No. 0-19796.

                                    Airtech International Group, Inc.

                                    By:   /s/ C. J. Comu
                                       -----------------------------------------
                                             C. J. Comu, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the indicated capacities and dates. This Amendment No. 2 to Form 10-KSB/A amends and restates the report on Form 10-KSB/A filed by Registrant on August 31, 1999, File No. 0-19796.

                           SIGNATURE                           TITLE                     DATE
                           ---------                           -----                     ----

                /s/ C. J. Comu                      Director and Chief               June 5, 2000
              ----------------------------------    Executive Officer
                C. J. Comu

                /s/ John Potter                     President and Director           June 5, 2000
              ----------------------------------
                John Potter

                /s/ R. John Harris                  Director                         June 5, 2000
              ----------------------------------
                R. John Harris

              /s/Dr. Andrew Welch, M.D.             Director                         June 5, 2000
              ----------------------------------
                Dr. Andrew Welch, M.D.

                /s/ Robert Galvan                   Director                         June 5, 2000
              ----------------------------------
                Robert Galvan

                /s/ James R. Halter                 Principal Accounting
              ----------------------------------    Officer and Principal            June 5, 2000
                James R. Halter                     Financial Officer