Form 10KSB
period 2000-05-31
AIRTECH INTERNATIONAL GROUP INC
filed 2000-09-07
CIK 883041

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                            ------------------------

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000
                        COMMISSION FILE NUMBER: 0-19796

                            ------------------------

                       AIRTECH INTERNATIONAL GROUP, INC.

               (Exact name of registrant as specified in charter)

                WYOMING                                     98-0120805
     (State or other jurisdiction                         (IRS Employer
           of incorporation)                           Identification No.)

               15400 KNOLL TRAIL, SUITE 200, DALLAS, TEXAS 75248
                    (Address of Principal Executive Offices)

                            ------------------------

                                 (972) 960-9400
              (Registrant's Telephone Number, Including Area Code)

      Securities Registered Under Section 12(b) of the Exchange Act: NONE Securities Registered Under Section 12(g) of the Exchange Act: COMMON STOCK,
                                $0.05 PAR VALUE

    Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The Registrant's operating revenues for its most recent fiscal year were: $1,627,476.

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock as reported on the OTC Electronic Bulletin Board on July 31, 2000, was approximately $14,623,546. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

    As of July 31, 2000, approximately 21,116,942 shares of Common Stock, $0.05 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
NUMBER                                                                                  NUMBER
---------------------                                                                 --------
                                            PART I

1.                      Description of Business.....................................

2.                      Description of Properties...................................

3.                      Legal Proceedings...........................................

4.                      Submission of Matters to a Vote of Security Holders.........

                                           PART II

5.                      Market for Registrant's Common Equity and Related
                          Shareholder Matters.......................................

6.                      Management's Discussion and Analysis........................

7.                      Financial Statements........................................

8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................

                                           PART III

9.                      Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16(a) of the Exchange
                          Act.......................................................

10.                     Executive Compensation......................................

11.                     Security Ownership of Certain Beneficial Owners and
                          Management................................................

12.                     Certain Relationships and Related Transactions..............

                                           PART IV

13.                     Exhibits and Reports on Form 8-K............................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATION AND DEVELOPMENT

    Airtech International Group, Inc. was incorporated in the State of Wyoming on August 8, 1991 under the name Interactive Technologies Corporation, Inc. Until May, 1998, Interactive Technologies was principally engaged in developing and producing interactive television and media programming for distribution through cable, broadcast, direct satellite television and the Internet. Interactive Technologies conducted this line of business through ownership of proprietary software and a trademark known as Rebate TV. Rebate TV offered network viewers rebates through an interactive program accessed by touch-tone phones. In addition, Interactive Technologies owned licensed rights obtained from the Federal Communications Commission to operate an interactive video and data service system in the Melbourne-Titusville, Florida metropolitan area. A second system owned by Interactive Technologies and located in the Charleston, South Carolina metropolitan area was sold in 1997.

    On May 31, 1998, we acquired all of the outstanding shares of common stock of Airtech International Corporation, a Texas corporation. Airtech Corporation was founded in 1994 as a distributor of air purification products for Honeywell/Envirocaire. In January of 1996, Airtech Corporation outgrew the distributorship business and began manufacturing two of its own air purification products. The total purchase price of $22,937,760.00 for the stock acquisition was paid through the issuance of 10,500,000 shares of Interactive Technologies' common stock, 11,858,016 shares of Interactive Technologies' Series "A" Convertible Preferred Stock and $9,000,000.00 in principal amount of Interactive Technologies' convertible debentures. The shares of common stock and Series "A" preferred stock were each valued at $0.625 per share. We accounted for the stock acquisition using the purchase method of accounting, with Airtech Corporation deemed the purchaser for purposes of our consolidated financial statements.

    On July 31, 1998, the 11,858,016 shares of Series "A" preferred stock and the $9,000,000 of convertible debentures, including accrued interest, were converted into 11,858,016 and 13,071,429 shares of our common stock. After conversion, the total number of outstanding shares of our common stock was approximately 50,000,000 shares. On October 5, 1998, our shareholders approved a one for five reverse split of our common stock which reduced the number of outstanding shares of our common stock to approximately 10,000,000 shares and increased the par value of our common stock from $0.01 to $0.05 per share. The reverse stock split was effective as of November 9, 1998.

    In February 1998, we discontinued the original line of business of Interactive Technologies relating to interactive television and media programming, including the Rebate TV product. The software, trademark and license rights are the only assets of these discontinued lines of business. These assets have no carrying value on our consolidated financial statements because the products were discontinued prior to our acquisition of Airtech Corporation. We discontinued these original lines of business to enable us to concentrate on the development, manufacture, distribution and sale of the air purification products offered by Airtech Corporation and its subsidiaries. We are currently marketing the remaining assets for sale with no firm commitments or agreements in place.

    Since the discontinuation of our original lines of business, we have been engaged with our wholly-owned subsidiaries, Airtech Corporation, Airsopure, Inc., and Airsopure International Group, Inc. in the development, marketing and sale of air purification systems for commercial, residential and automobile use. Airsopure was incorporated on March 5, 1997 in the State of Texas to implement and operate a franchise program for the sale of commercial building air purification products developed and manufactured by Airtech Corporation. Airsopure International was incorporated on January 5, 2000 in the State of Nevada to implement and operate a franchise program to facilitate the opening of consumer retail stores for the sale of our residential air purification products.

    On November 30, 1995, we incorporated McCleskey Sales and Service, Inc. in the State of Texas to integrate the distribution and sale of air purification products by Airtech Corporation with the heating, ventilation and air conditioning service business. Effective May 31, 1999, we discontinued the operations of McCleskey Sales based upon the incompatibility of the heating and air conditioning service business with Airtech Corporation's business of manufacturing and distributing high quality air purification products. Our cash expenses to discontinue the operations of McCleskey Sales were minimal.

    In January 1999, we formed Airsopure 999, L.P., a Texas limited partnership, for the purpose of developing, marketing and distributing our Model S-999 automobile air purification system. Our wholly-owned subsidiary, Airsopure, is the general partner of the limited partnership.

    In October 1999, we applied to the Medicare administration for a Medicare reimbursement code number for our Medicare Model 950. The reimbursement code number allows Medicare recipients to receive reimbursement for the cost of our Medicare Model 950. Our Medicare application is pending. We have not yet received approval for a specific reimbursement code number, although Medicare has allowed us to invoice Medicare using a non-assigned code number. The non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients.

    From February through June 2000, we opened four retail stores in Arlington, Texas, Jackson, Tennessee, Addison, Texas and Kansas City, Missouri. We opened these retail stores to facilitate the sale of our home consumer line of air purification products. These retail stores serve as prototypes for future franchise retail stores offered by Airsopure International.

    On October 16, 1998, we changed our name from Interactive Technologies Corporation, Inc. to Airtech International Group, Inc. Our address is 15400 Knoll Trail, Suite 200, Dallas, Texas 75248. Our telephone number is (972) 960-9400 and our web site can be accessed at www.airtechgroup.com. The web site of Airsopure can be accessed at www.airsopure.com.

BUSINESS

    We are engaged in the development, manufacturing, marketing and sale of indoor air purification products for commercial and residential use. We also manufacture and market an air purification system for use in automobiles. Our strategy is to identify those markets which we believe are in need of solutions to indoor air contamination problems. We propose to exploit these identified markets through direct sales, franchising, licensing and strategic alliances with manufacturing representatives.

    Indoor air contamination exists in the form of particulates, gases or viruses in the air we breathe, whether in an office building, retail or commercial establishment or our homes. The public is generally aware of the dangers of outside air pollution through "ozone alert days" which suggest limited outdoor activities on those days. We believe, however, that the general public is unaware that exposure to our immune systems of unseen indoor air contaminants is normally six to seven times more hazardous than outside air. These air contaminants include bacteria, pollen, dust mites, smoke, plant spores, dust, solvents, glues, formaldehyde, carbon monoxide, carbon dioxide, viruses, and diseases such as tuberculosis, meningitis, and hepatitis. Indoor air contaminants also include volatile organic compounds or "VOCs" which occur when airborne contaminants combine and become unstable. Examples of these volatile compounds are benzene, styrene, arsenic and polychlorinated biphenyls.

    For millions of people, exposure to indoor air contaminants means experiencing headaches, watery eyes, dizziness, lethargy, digestive problems, nausea, nose and throat irritation. Statistics indicate that many legitimate employee absences are "respiratory related" and that these absences have a profoundly negative impact on productivity and profits. Historically, the methods of addressing and treating indoor air contamination were to open windows and doors to bring "fresh air" into an area or to use air cleaners such as ozone generators or electro-static air "cleaners" to attempt to purify the existing indoor air. We believe that these methods do not effectively handle the air contamination problems which exist today. Although considered effective at the time of conception, we regard these cleaners as obsolete in the current air purification marketplace.

    Our air purification products provide an inexpensive solution to air contamination problems and concerns. Our products can be applied to various commercial and residential uses and are ideally suited for a variety of users that experience air contamination problems, including office buildings, restaurants, bars, public buildings, nursing homes, hospitals, schools, dental offices, waiting rooms, homes, airplanes, vehicles and residences. Our products substantially remove or destroy microorganisms in the air, eliminate organic odors and break down volatile compounds into harmless basic compounds.

FRANCHISE OPERATIONS

    We operate a franchise program designed to leverage our air purification expertise with the energies and investment of a franchise network. We see this as a means of producing revenues for cash flow purposes from franchise fees, sales of products to the market and royalty fees based upon the gross sales generated by the franchisee. We currently have 18 franchisees who sell our commercial products in various parts of the United States. These franchisees market and sell our commercial building products through franchise agreements with Airsopure, Inc., our wholly owned subsidiary. Each franchise agreement has an initial term of five years and the franchisee may renew the franchise for successive additional five year periods. Five of our current franchises expire in fiscal year 2003 and thirteen in fiscal year 2004.

    During fiscal year 2000, we elected to discontinue offering our commercial franchises through Airsopure and began marketing our commercial products through direct sales efforts from our corporate offices. We are also implementing a program to pursue the marketing of our commercial products through manufacturing representatives and recently employed an individual to coordinate this effort. Based upon our estimate of approximately 260,000 manufacturing representatives nationwide, we believe this marketing approach will provide us with broader exposure of our commercial products. We also believe broader exposure will increase the overall market penetration of our commercial products above the levels previously recognized through our commercial franchise program.

    We are also directing our franchise efforts and resources to our new residential/retail franchise concept. To implement this new concept, we formed Airsopure International Group, Inc., as a wholly owned subsidiary, to commence a franchise program for the marketing and sale of our residential air purification units. Airsopure International is qualified to offer our franchises in 38 states. These franchises are consumer oriented and utilize a retail store outlet concept. We provide a five day Indoor Air Quality Certification program for each approved franchisee. Our franchise program provides each franchisee with a protected territory. We also coordinate an advertising program with our franchisees to provide an unlimited number of leads and future potential accounts to serve. The start-up costs for purchasing and establishing a retail store franchise range from $90,000 to $100,000, which includes up to a $25,000 franchise fee to us. The remainder of the costs are estimates for the purchase of inventory, furniture and fixtures and minimum required working capital. We are also entitled to receive a monthly royalty fee equal to 5% of the gross sales generated by each franchisee for the immediately preceding month. We believe the exposure the franchisee will bring to our consumer residential products will enhance and expand the overall market for our products. We commenced marketing the residential/retail franchises in February 2000 and have sold two franchises through June 30, 2000.

INDUSTRY OVERVIEW

    The Environmental Protection Agency has identified indoor air pollution as one of the five most urgent environmental concerns in the United States. According to the EPA, poor air quality may affect one third to one half of the commercial buildings in the United States. These affected commercial buildings are referred to in the industry as "sick buildings" and represent a potentially large market for our air purification systems. The term "sick building" can also be applied to any commercial or private environment where airborne contaminants pose a potential health hazard. The EPA asserts that the average American spends roughly 90 percent of his or her time indoors (Consensus 1988; EPA 1988) and can be breathing air more seriously polluted than outdoor air in even the largest and most industrialized cities. Government statistics indicate that 10 to 25 million people working in 800,000 to 1.2 million commercial buildings have developed respiratory symptoms related to indoor air pollution. These statistics translate to a loss in business productivity that we believe could approach $60 billion a year.

    People in "vulnerable categories" are particularly sensitive to indoor air quality and indoor air pollution. These vulnerable categories include many older individuals, those individuals who are susceptible to allergies, asthma and other respiratory ailments, and young children. We estimate that more than 30 percent of the U.S. population falls within these categories. Of the people within vulnerable categories, health experts have expressed special concern about people with asthma. These people have very sensitive airways that react to various irritants in the air which make breathing difficult. The number of people diagnosed with asthma has significantly increased in recent years. Since 1970, the number of asthmatics in the United States has increased 59 percent which represents approximately 9.6 million people. There are approximately seventeen million asthmatics in the United States. Asthmatics account for 500,000 hospitalizations and $6.2 billion in health care costs annually. Asthma in children under 15 years of age has also increased 41 percent during the same period representing a total of 2.6 million children. The number of deaths from asthma has increased 68 percent since 1979 (Source: Asthma and Allergy Foundation of America).

    The rising drug resistance within the U.S. population is also becoming a major health issue. There are approximately 160 antibiotics available to fight disease. Many of these antibiotics, however, are no longer effective on certain virulent organisms, including tuberculosis and certain types of hospital-based staphylococcus infections. Many viral and bacterial infections are airborne and are primarily transmitted through the air. The first line of defense against these diseases is prevention through improvement of indoor air quality.

    Bacteria, molds, pollen and viruses are types of biological contaminants. These biological contaminants breed in stagnant water and accumulate in air ducts, humidifiers, drain pans, and areas where water has condensed or collected such as ceiling tiles, carpeting or insulation. Insect, bird and dust mite droppings can also be a source of biological contaminants. Physical symptoms related to biological contamination include fatigue, cough, chest tightness, fever, chills, head and muscle aches, and allergic responses such as mucous membrane irritation and upper respiratory congestion. One indoor bacteria, Legionella, has caused both Legionnaire's Disease and Pontiac Fever (Source:
April 1991 Environmental Protection Agency Report [Air and Radiation]
Anr-445-W).

    There is a growing awareness of the health hazards of airborne microbes, also referred to as bioaerosols. Bioaerosols are extremely small living organisms or fragments of organisms suspended in the air. Dust mites, molds, fungi, spores, pollen, bacteria, viruses, amoebas, fragments of plant materials, and human and pet dander are examples of bioaersols. Bioaersols are capable of causing severe health problems. Some bioaersols, such as viruses and bacteria, cause infections, like a cold or pneumonia, and others cause allergic reactions. An allergic reaction occurs when a substance provokes formation of antibodies in a susceptible person. Bioaerosols may cause allergic reactions on the skin or in the respiratory tract. Rashes, hay fever, asthma, breathing difficulties, and runny noses are common allergic reactions.

    Bioaerosols build up in closed indoor environments and are passed through an entire building through central ventilation systems. The contamination of an entire building through bioaerosols is commonly referred to as "sick building syndrome." Bioaerosols are found in a variety of settings such as residences, office buildings, medical and dental offices and hospitals, but cannot be seen without a magnifying glass or microscope. Exposure to bioaerosols is much higher in most enclosed locations where people congregate, such as schools, theaters, airplanes, restaurants and shelters. Occurrences of sick building syndrome have escalated largely because of the increased demand for reduced operating costs in public buildings, particularly ventilation systems. The demand for reduced operating costs led to the construction of "tight" buildings which are dependent on mechanical air circulation systems rather than windows. These air circulation systems recycle bioaerosols throughout the building creating sick building syndrome.

    Research has made it evident that air contaminants found in heating, ventilation and air-conditioning systems and airtight buildings are responsible to a large degree for sick building syndrome. The heating and air conditioning community and the American Society of Heating, Refrigeration and Air Conditioning Engineers have suggested that the use of higher ventilation rates utilizing fresh outside air would dilute air contaminants and alleviate the sick building syndrome to a great extent. In response to this suggestion and in an effort to improve air quality, building operators have increased ventilation by bringing in more fresh outside air. This process has resulted in increased building costs created by the need to heat or cool and dehumidify the outside air. The process is also somewhat ineffective to the extent that polluted inside air is diluted with polluted outside air.

PRODUCTS

    Our product line consists of the following:

    - Series 12: Our Series 12 is designed to fit into a 2 x 4-foot space of a ceiling. This unit filters approximately 1200 cubic feet of air each minute removing particulates, gases and odors. Markets for this unit include the food and beverage industry, hospital and nursing homes, print shops, office buildings and other industries with problems involving cigarette or cigar smoke, odors and particulates. The retail price of our Series 12 is $3,490.00. For the twenty one months ended May 31, 2000, we sold 308 of these units to our franchisees and national accounts.

    - Series 14: Our Series 14 is designed to mount against a wall at the joining point of the wall to the ceiling. The unit is approximately 36" x 14" x 14". The unit filters approximately 400 cubic feet of air per minute. Markets for this unit include those users having problems with any particulate, gas or odor found in rooms under 400 square feet, such as hotel rooms, offices, classrooms, patient rooms and small shops. Multiple units can be installed to accommodate larger rooms. The retail price of our Series 14 is $990.00. For the twenty one months ended May 31, 2000, we sold 116 of these units to our franchisees and national accounts.

    - Series 18: Our Series-18 is a commercial unit which can service up to five offices or rooms with inexpensive flex duct work. The unit is installed above the ceiling and is out of view. The unit requires no modifications to the existing heating and air conditioning system and operates in a very quiet fashion. The retail price of our Series 18 is $2,990.00. For the twenty one months ended May 31, 2000, we sold 48 of these units to our franchisees.

    - Series 30: Our Series 30 is in the laboratory test stage. The Series 30 is a residential unit which is adaptable to existing duct work used in existing heating, air conditioning and ventilation systems. We have built prototype units for our sales models. We are engaged in preliminary market discussions with various users and expect to begin production of the Series 30 units on or about September 1, 2000.

    - Series 999: We developed our Series 999 as an automotive after market product for mounting in the trunk of new and used cars. The unit was designed to move 100 cubic feet of air per minute with complete air changes in an automobile every 20 seconds. The retail price of our Series 999 is $600. For the twenty one months ended May 31, 2000, we sold 655 of these units. These sales were primarily to Airsopure 999, L.P. of which Airsopure, Inc., our wholly owned subsidiary, is the general partner.

    - Medicare Series 950: Our Medicare Series 950 is a free standing, portable unit. In October 1999, our Medicare Series 950 unit was submitted to Medicare for approval and issuance of a Medical reimbursement code number. The Medicare reimbursement code number would enable Medicare recipients to receive reimbursement for the cost of the Medicare Series 950 unit. We have proposed to offer our Medicare Series 950 to Medicare recipients for a retail price of $795. As of June 30, 2000, we have not sold any Medicare Series 950 units to the Medicare market.

    - Consumer Series 950: Our Consumer Series 950 unit is similar to the Medicare Series 950 with alterations for a larger array of filtration for contaminants. The estimated retail price of the Consumer Series 950 is $1,495.00. As of May 31, 2000, we have sold 78 of these units since January 2000.

    - Down Draft Tables: Our down draft tables were designed for the nail manicure industry and first introduced in January 1996. The units have largely been discontinued with our remaining inventory of approximately 10 units available for a retail price of $2,000.00. We discontinued our down draft table line based upon a decline in market demand which resulted in production and marketing expenses exceeding proposed sales.

    - Replacement Filters: We manufacture our sorbent media filters by purchasing pre-filter material in bulk and cutting the material in our production facility to proper sizes to fit our units. Our hospital grade HEPA filters are out-sourced for production. The trisorbent filters are also outsourced for manufacture, but assembled at our production facility. The life of the filters required by our air purification units varies with the type of unit and the degree of contamination; however, we estimate that each unit sold will require an average of one to two complete filter changes per year. The filters required by our ceiling units have a retail price of $268 to $462 depending on uses. The automobile unit requires approximately $100 in replacement filters per year and the portable residential units approximately $150 per year.

PRODUCT DEVELOPMENT AND REDESIGN

    We do not anticipate any major costs during fiscal year 2001 to develop or redesign our existing products or our products in the developmental stage which will not be offset by estimated product sales. Instead, we intend to focus our available capital resources on the marketing and distribution of our current line of marketable air purification products. We will, however, adapt or redesign our products to meet changing customer demands or to respond to requests in the market for made-to-order products. Our decision to redesign or develop a particular product will be based upon whether estimated sales to respond to a particular product need will be sufficient to offset estimated development or redesign costs.

    We anticipate start up costs during fiscal year 2001 on our Medicare and Consumer Series 950 units and redesign costs on our Series S-14 unit. The product cases for these units utilize a hardened plastic case which requires injection molding. We estimate the engineering and mold tooling costs for these units to be in the range of $500,000. We will not commit to these costs unless our estimated sales of these units are sufficient to offset the costs.

    We also intend to evaluate the inclusion of photocatalytic oxidation technology into both our existing and developmental products for the purpose of increasing the air purification efficiency of these products. Photocatalytic oxidation occurs when ultra violet light waves are passed through a titanium screen creating a chemical reaction. The chemical reaction increases air purification efficiency by eliminating volatile compounds within the unit.

OPERATIONS

    We currently maintain a warehouse production facility of approximately 10,000 square feet in Dallas, Texas. In this facility, we are able to assemble a combined total of approximately 1,000 of our Series S-12,

S-14, and S-18 units. We believe our warehouse facility is adequate for our current and estimated future production needs for these units. Based upon our anticipated unit volume sales of the Series 999 automobile unit and the Medicare and Consumer Series 950 units, management elected during fiscal year 2000 to outsource production of these units.

COMPETING PRODUCTS AND TECHNOLOGIES

    The current air filtration products and technologies available in the market which compete with our products include the following:

    - Activated carbon filters for use in heating, ventilation and air conditioning units

    - High Efficiency Particulate Air ("HEPA") filters

    - Ozone generators

    - Anti-microbial chemically treated filters

    - High energy UV light

    - Ionizers

    - Electrostatic precipitators

    - Media filtration

    - Photocatalytic oxidation technology

    - Various combinations of the above

    These products and technologies are individually designed to provide various levels of "air filtration" of air contaminants and not "air purification." We believe a combination of several of these products and technologies must be implemented to achieve effective air purification. The individual air purification ineffectiveness of these products is the result of the following factors:

    Activated carbon filters absorb a number of volatile compounds and large microorganisms such as dust mite droppings, which stick to dust particles in the air, but do not remove other microorganisms from the air. The efficiency rate declines over time as the carbon filters are clogged with pollutants. The process alone is non-regenerating and the filters can be expensive to operate due to increased power usage resulting from pressure drops. These pressure drops occur when filters are clogged, thereby cutting the unit's capacity and ability to deliver air to remote areas. We use activated carbon filters in our products in combination with other air purification components.

    HEPA filter technology reportedly removes up to 99.7% of air borne particles and is the dominant technology used in portable room air cleaners over the past six years. HEPA filters, however, are expensive to use in large applications such as multi-floor office buildings. HEPA filters are also ineffective in removing extremely small organic compounds, microorganisms and some viruses. HEPA filters are thick and produce pressure drops when installed within heating and air conditioning systems. These pressure drops increase maintenance and operating expenses because the heating and air conditioning system must work continuously to compensate for pressure drops. On its own, HEPA technology does not have the ability to destroy bioaerosols or trap and breakdown volatile compounds or odors. Our products use HEPA filtration combined with other components of air purification.

    Ozone generation is a type of air cleaner that uses a high-voltage electrical charge to change oxygen to ozone. A number of companies market ozone generators as indoor air cleaners. These ozone-producing units break down volatile compounds because ozone is highly oxidizing. To achieve the high efficiency required, a very high level of ozone has to be released into the air. Ozone itself, however, is a respiratory irritant. OSHA has established a limit of workplace ozone levels over an eight-hour day. The FDA has also set a limit for ozone levels of electronic air cleaners. We do not employ ozone in our products.

    Anti-microbial chemically treated filters can serve as a pre-filter to the more effective and expensive HEPA filter, capturing the larger particles flowing through the product and thereby prolonging the life of the HEPA filter, which captures the very small particles. On its own, an anti-microbial pre-filter can introduce additional contaminants into the air, such as volatile compounds, toxins, endotoxins, and allergens, by degrading microbial organisms trapped on the anti-microbial filter. We use these filters in our products in combination with other air purification components.

    High energy UV light has proven to be effective in killing microbial life but is ineffective in destroying volatile compounds. High energy UV light, however, can pose a danger to humans similar to staring directly into sunlight. We use a level of UV light in several of our products which is not harmful to humans in combination with other air purification components.

    Air cleaners such as ionizers can be up to 90% efficient which means they remove 90% of some types of pollutants. We are not aware of any medical evidence which recommends the use of ionizers to improve air quality for people suffering from asthma, allergies or upper respiratory problems. Most of these air cleaners ionize the air and place electrical charges on particles but do not have any charged collection plates. This means charged particles migrate through the air and stick to the first surface they run into such as walls, furniture or lung tissue. The charged particles remain on the surface until dislodged to re-enter the air again. We do not use ionizers in our products.

    Electrostatic methods have no effect on the destruction of volatile compounds nor are they effective on small bioaerosols that are not attached to particulate matter. When electrostatic methods trap bioaerosols, either the bacteria will grow on the collection plates or if the bacteria is incapable of growing because of the rushing air past the surface, the bacteria will die, decompose and change to an organic compound and reenter the air stream. Electrostatic methods have no effect on reducing organic compounds or odors. We do not use electrostatic methods of air cleaning.

    Charged media filters are made from an electric conducting material stretched across a frame. Applying a high electric voltage to the material creates an electrostatic field. However, these electrostatic fields are generally not sufficiently strong to eliminate most particles, severely reducing effectiveness. We do not use charged media filters in our products.

    Photocatalytic oxidation creates a reduction in most volatile compounds. Photocatalytic oxidation occurs when ultra violet light waves are passed through a titanium screen creating a chemical reaction. The chemical reaction eliminates the volatile compounds collected in the air purification unit by reducing them to harmless components or carbon dioxide and water. We use photocatalytic oxidation in our products in combination with other air purification components.

COMPETITION

    Our business is becoming increasingly competitive. Competition has increased with society's growing awareness of air quality problems and the related demand for air purification technology. We compete in both the commercial and residential markets for air filtration and purification products.

    The major competition for our products and markets is the domestic commercial and residential heating, ventilation and air conditioning market. This market is composed of a small number of large manufacturers. The two market leaders are the Carrier division of United Technologies and Trane Corp., a unit of American Standard. Carrier's sales were approximately $3.9 billion in 1999. Trane is second in the industry with approximately $7.3 million in sales in 1999. Like Carrier, Trane competes in all segments of our industry including commercial, residential, air conditioning, furnaces and heat pumps. Our other competitors include the following companies:

    Fedders, Inc. (NASDAQ:FJC) is a holding company which manufactures and sells a full line of room air conditioners and dehumidifiers, principally for use in domestic residential markets. Annual sales for 1999 were $356 million.

    Trion Inc., a newly acquired subsidiary of Fedders, Inc., has air purification operations which consist of two principal segments: engineered products and consumer products. The engineered products group designs, manufactures and sells commercial indoor air quality and dust collection equipment. The consumer products division manufactures and markets appliance air cleaners, including both table top and free standing console units.

    Environmental Elements designs equipment and supplies systems and services to the air pollution industry through the design of large scale systems to control gaseous emissions. In addition, Environmental Elements designs electrostatic precipitators, fabric filters and scrubbing systems.

    Honeywell, Inc. (NYSE:HON) has both commercial and consumer divisions of air filtration products with primary sales generated from the consumer division. Combined sales for these divisions during 1999 were $3.5 billion.

    CECO Environmental Corp. (NASDAQ:CECE) has been in the air quality technologies and services business for over 30 years. Annual sales for 1999 were $40 million. CECO has expanded the applications for its technology to include wastewater treatment. CECO, through its four subsidiaries, provides a wide spectrum of air quality and wastewater treatment products and services. These products and services include industrial air filters, high performance filter fabrics, environmental maintenance, monitoring and management services, waste water treatment and air quality improvement systems. CECO is a full-service provider to the steel, aluminum, automotive, aerospace, semiconductor, chemical and metalworking industries.

    United Air Specialists was established in 1966 to provide commercial and industrial environmental air cleaning solutions worldwide through a diverse product offering dust collection systems, industrial fluid coating systems and industrial oil cleaning equipment. The United Air product line includes the Smokeater, an electromatic precipitator cleaner. Designed to meet the needs of each customer, United Air equipment is backed by strong performance guarantees, technical support and years of experience.

    Competition in the commercial indoor air quality market is very specialized with no one company offering a complete line of air filtration equipment. Commercial companies tend to specialize in very distinct market segments. In most major metropolitan areas of the United States, there are also various small commercial air filtration suppliers. We believe none of these suppliers has a product line competitive with our commercial units. In the residential indoor air quality market, many suppliers and manufacturers have a variety of air filtration products, generally in the lower retail price range of approximately $250.

    We are currently unaware of any company which manufactures or distributes a highly efficient or trunk-mounted air purification unit for the automobile comparable to our Series 999. We anticipate, however, that our proposed penetration of the automobile market will generate significant interest with competition coming from established automobile manufacturers.

    We believe that the applications for our product lines will have broad appeal, since the implementation costs of our products are small compared to the cost benefits that typically accrue to the user. We also believe our technological approach of combining several air purification components into a single product is a superior method for removing and destroying pollutants in an indoor air environment. Some of the advantages and benefits of our products are as follows:

    - Biological air contaminants are substantially destroyed and or removed

    - The process cleans and purifies the air through multiple air changes

    - The process is effective for microbes, endotoxins, toxins, allergens, and organic compounds

    - No toxic chemicals are employed

    - No ozone is generated or introduced into the air

    - The process works well at room temperature

    - The energy needs are low in stand alone systems outside of heating and air conditioning systems

    - Self-cleaning process does not reintroduce air contaminant residue into the air stream

    - After initial purchase, the products are very economical to operate, including the price of filter replacements

MARKETS

    Our market research has identified the following markets which may benefit from our products:

    - Medical and specialty facilities such as hospitals, clinics, nursing homes, laboratories, day care centers, and emergency rooms. These facilities represent a large market for our products. Also, any facility where indoor air quality is critical to the safety and health of the patients/customers is a potential market.

    - The commercial heating, ventilation and air conditioning market is a market which generated approximately $9 billion in sales during 1999 and which we believe will experience continued sales growth in the future.

    - The residential market consists of over 60 million homes with central heating, ventilation and air conditioning systems occupied by individuals with a need for better indoor air quality.

    - The industrial air quality market is estimated to have sales which exceed $12 billion. Increased local, state, and federal regulations are continuing to require cleaner indoor industrial air quality.

    - The transportation market includes automobiles, ambulances, buses, limousines, railroads, aircraft, and cruise ships which have a specific need for improved indoor air quality.

    - People who suffer from upper respiratory discomfort and allergic reactions due to poor indoor air quality at home, at work and in transportation vehicles.

    - People in vulnerable categories including older individuals in nursing homes and hospitals, individuals who are susceptible to allergies, asthma and other respiratory ailments, and young children.

    Our technology provides an inexpensive solution to many of the indoor air quality problems which affect the daily lives of these individuals. Health conscious consumers are also becoming more particular about the air quality in their environments. We believe this trend will lead to an increase in demand for better air purification systems. We also believe that our combined technology approach will outrank the solutions provided by other air filtration systems that use traditional single methods for indoor air filtration and purification.

BUSINESS PLAN AND MARKETING STRATEGY

    Traditionally, air purification systems are marketed and sold through a single distribution channel comprised of heating and air conditioning contractors or repairmen. Our strategy is to approach the market through multiple distribution channels. We are not aware of any of our competitors who utilize a multiple channel approach. We have targeted several distribution channels for direct exposure of our products to educate consumers about the costs and solutions for indoor air contamination. We believe that this multiple channel approach combined with the quality of our products will separate us from our competition. For example, we currently utilize the following distribution channels:

    FRANCHISES. We currently have 18 commercial franchisees who market and sell our commercial building air purification products in various parts of the United States. In February 2000, we commenced a franchise program for the marketing and sale of our residential air purification products utilizing a retail store outlet concept. We provide a five day Indoor Air Quality Certification program for all of our approved franchisees. Each of our franchisees has a protected territory. We also coordinate an advertising program with our franchisees to provide an unlimited number of leads and future potential accounts to serve. Our franchisees are not required to exclusively market our products and may combine our products with competing products. We commenced marketing the residential/ retail franchises in February 2000 and have sold two franchises through June 30, 2000.

    INTERNATIONAL LICENSES. We have licensed the distribution rights to our name and technology in the countries of Taiwan, the Philippines, Turkey, Canada and Spain. Effective May 31, 2000, we entered into a development agreement with Aurora Products, Ltd. (Shanghai) for the distribution of our products in the Peoples Republic of China. Aurora Products executed a $1,000,000 demand promissory note in return for the distribution rights. The note bears interest at 12% per annum with all principal and interest due May 31, 2000. As of August 31, 2000, we have received payments of $20,000 under the note.

    Our existing international licenses are with one licensee for the entire country. We may in the future, however, divide a country into several licensed territories with multiple licensees. We intend to aggressively pursue additional international distribution relationships during fiscal year 2001. Our international licenses sell for a minimum of $100,000 per country, depending on population.

    MANUFACTURER'S REPRESENTATIVES. We estimate that there are approximately 260,000 heating and air conditioning representatives in the United States. This unconsolidated group of professionals accounts for a significant amount of the current sales of air purification and cleaning units. We intend to make our products available to these representatives and recently employed an individual with expertise in this market to coordinate this channel of distribution. As of May 31, 2000, we have entered into agreements with six local manufacturing representatives. In August 2000, we also entered into an exclusive distribution agreement with Trinity Resources, Inc., our Oklahoma distributor. The agreement provides for distribution of our products through AES of Oklahoma (Carrier Corporation) in the State of Oklahoma.

    INTERNET SALES. Internet usage has increased over the last several years and consumer purchasing is expected to continue to grow in accordance with this usage. Approximately 73% of website users search for information about products and services and 7.4 million users have made at least one purchase over the Internet. The demographics of website users also fit well with our products. Most website users are well educated and earn significantly more income than the national average. Our websites are www.airsopure.com or www.airtechgroup.com. Since June of 1999, the Airsopure website was accessed 14,215 times and the Airtech website 19,365 times.

    We have not made any sales directly attributable to our websites. On these sites, visitors can educate themselves about our products and order online. We intend to spend additional funds to redesign and enlarge our websites in an effort to direct more Internet traffic to our websites. Our proposed redesign will include "hyper link" access to our products. Hyper link access will enable website users to use generic words such as "air quality" or "air purification" for immediate referral to our website. Our websites also provide quicker advertising response times, direct feedback from customers and instantaneous updating of information. We believe the keys to successful marketing on the Internet will be exposure and association with other well-traveled websites, security, a clean design, ease of use and product testimonials.

    DIRECT SALES. We currently make direct sales through our corporate offices to national accounts such as TGI Fridays, Bennigan's and Sullivans, in addition to other local, regional and national accounts involved in the food and beverage industry. We also intend to employ the direct sales approach to school systems and government facilities during fiscal year 2001.

    RETAIL DISTRIBUTION. In February 2000, we opened our first company retail outlet in Dallas, Texas to facilitate the retail sale of our home consumer products. Since February 2000, we have opened three additional retail outlets in Arlington, Texas, Jackson, Tennessee and Kansas City, Missouri. We intend to pursue the retail distribution of our products through additional company and franchise operated retail outlets. These retail outlets serve as prototype stores for our retail franchise program.

We are also exploring the following additional distribution channels for our products:

    MEDICARE AND DURABLE MEDICAL EQUIPMENT DISTRIBUTORS. Our research indicates that physicians regularly recommend the use of portable air filtration systems for patients suffering from chronic and acute episodes of illness related to allergies, asthma and general upper respiratory distress, many of whom are Medicare enrollees. These medical conditions are frequently elevated from a chronic status to acute episodes due to the inhaling by patients of various airborne contaminants. In the absence of a Medicare reimbursement code, Medicare patients are generally forced to incur the expense of such technology on a non-reimbursable basis.

    In October 1999, we applied for a Medicare reimbursement code number for our Medicare Series 950. We have not yet received approval for a specific reimbursement code number to date, although Medicare has allowed us to invoice Medicare using a non-assigned code number. The use of the non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients. We intend to continue the pursuit of the pending Medicare application by collecting and submitting additional information recently required by Medicare. The date of a final decision on our Medicare application cannot be determined at this time. The submission of additional information will allow Medicare to take additional time to evaluate our application. We cannot predict if, or when, Medicare will approve the Medicare Series 950 for direct cost reimbursement. We believe, however, that the time necessary to duplicate or invent the technology included in the Medicare Series 950, to create and test a prototype and to submit an application to Medicare gives us a competitive lead time advantage over our competitors in this market.

    The Medicare reimbursement code is awarded through a review process conducted under the direction of the Health Care Financing Administration and its agencies that include the Statistical Agency for Durable Medical Equipment Regional Council and the Durable Medical Equipment Regional Council. Once awarded a Medicare reimbursement code, Medicare patients suffering from respiratory problems are able to secure through a variety of durable medical equipment providers, medical technology prescribed by their attending physicians that will be paid for by Medicare or their insurance carrier of record. Our research also indicates that third party payors such as managed care and indemnity insurance plans will more readily reimburse patients for our Medicare Series 950 after the product receives a Medicare code. We estimate that approximately 31 million Medicare enrollees suffer from some sort of upper-respiratory problem. Although the number of Medicare enrollees has not changed significantly in the past three years, we believe that the number of enrollees will increase significantly in the future with the aging of the "baby boomers." These individuals represent the end-user market for our Medicare Series 950. We have also developed the Consumer Series 950 unit which is similar to our Medicare Series 950 unit with alterations for a larger array of filtration for contaminants.

    We have identified a national distribution network composed of durable medical equipment distributors that have existing sales forces and marketing infrastructures. Association with these distributors creates an immediate distribution network for our Medicare and Consumer Series 950 units. This distribution network would eliminate management challenges of creating and maintaining our own sales force or recreating the existing client bases of these distributors. Medical equipment distributors currently interact with physicians providing other medical devices such as walkers, wheelchairs, hospital beds and electronic monitoring devices. Our Medicare and Consumer Series 950 units will be a new product for medical equipment distributors within an industry where the introduction of new products is not common. If we do not receive approval from Medicare of our Medicare Series 950 unit, we intend to continue our efforts to market the Consumer Series 950 through direct sales to medical equipment distributors and by pursuing insurance carriers and health care providers outside of the Medicare system. We cannot predict or forecast the amount of any future sales which may be generated from the Medicare or Consumer Series 950 units. Negotiations are in the early process with several medical equipment distributors and we do not have any firm commitments or final written agreements.

    AUTOMOBILES AND PUBLIC TRANSPORTATION. Our research indicates that there exists an increasing problem with abundant air contamination in automobiles and public transportation vehicles across the United States. Our research also indicates that no real technological solutions are being applied to remove the harmful and irritating smells, gases and micro-particles that can cause and exacerbate respiratory problems. We have concluded that solving these issues for the public could provide tremendous economic rewards and higher auto resale values to a wide variety of customers, such as car rental companies, automobile dealers and government vehicles. One of the foremost complaints in the car rental industry and the new and used car industry, are the odors associated either with new material odors or with fabrics and materials in the automobile cabin that have absorbed pollutants like cigarette smoke for prolonged periods of time. The first indication that a problem exists is the odor detectable when the air conditioning unit or the air circulation system is activated. It is important, however, to note that the bacteria might be present without and before the odor is detected. This condition is caused by buildup of mold and bacteria in the air conditioner's evaporator. These fungi and spores can trigger allergic reactions and upper respiratory problems for car passengers.

    Nearly 200 million vehicles are in use across the United States. Of these, approximately 150 million are passenger vehicles. Approximately 2 million cars in the United States are owned by the major car rental companies and approximately 3 million vehicles are government owned and used. Each year in the United States, approximately 12 million new vehicles are sold by automobile dealers. The majority of automobiles fall into the category of used or more than one year old. The average American spends many hours per day in his vehicle. This much exposure, when added to outside contaminants such as road pitch, microscopic tire dust, allergens and hazardous gases and odors, leaves many car drivers with recurring headaches, eye irritation, nausea and even central nervous system problems. There are approximately 24,000 franchised new car dealers in the United States. Some auto makers, such as Mercedes Benz and BMW, are experimenting with various air cleaning systems.

    We believe that all of these vehicles represent potential installations for our Series S-999. We propose to initially penetrate this market through agreements with nationwide auto after-market companies. Our proposal is to wholesale our Series 999 automobile air purification unit for inclusion with other after-market packages offered in the auto after-market such as automobile customizing packages (custom pinstripping, gold ornamentation and custom wheel coverings), fabric sealants and window tints. We believe a very highly effective and affordable air purification device like our Series S-999 will be widely accepted in the automobile after-market. We are currently in preliminary negotiations with several national auto after-market companies, but have no final commitments or agreements. In addition, we are in the process of formulating a marketing strategy to approach the rental car, government vehicle, and automobile dealer markets.

GOVERNMENT REGULATION

    We operate under the disclosure document guidelines set forth by the Federal Trade Commission under an FTC Rule which became effective October 21, 1979. Under this FTC Rule, we are required to comply with the FTC disclosure format or issue a Uniform Franchise Offering Circular to all potential purchasers of a franchise. The uniform circular format is a standard form disclosure document which is accepted by the FTC and most states as an alternative to the FTC disclosure format. Our current uniform circular is compliant in 37 states. In addition to this format, fourteen states require additional information to be contained within the uniform circular for sales of new franchises within their states. We recently received approval from the State of California to offer our franchises, one of the additional information states. Although we intend to seek approval of our franchise in other additional information states in the future, we do not have any pending applications. Any violations under the FTC Rule are considered unfair or deceptive acts or practices within the meaning of Section 5 of the Federal Trade Commission Act. In response to the FTC Rule requirements, we formed wholly-owned subsidiaries, Airsopure, Inc., and Airsopure International Group, Inc., and registered each entity as a franchisor. Each entity is in compliance with the FTC Rules regarding its uniform circular.

PERMITS, PATENTS, TRADEMARKS, LICENSES AND COPYRIGHTS

    We do not own any patents or copyrights for our products or promotional materials. We do, however, have a registered trademark for the name "Airsopure" and the related service mark "The Essence of Clean Air." In addition, we have common law trademark protection for certain of our other trade names and service marks. We also intend to pursue copyrights for certain of our promotional and franchise training materials. While we believe our products are currently a unique implementation of filter and air purification components in the current market, our products are susceptible to duplication by utilizing current technology and components. Therefore, we do not believe any of our products are ultimately patentable and do not intend to apply for patent protection.

SUPPLIERS

    We purchase the supplies and materials used in our business from a number of vendors. As of June 30, 2000, our five principal suppliers who provided us with materials used in our products were Revcor, Glasfloss, Tela Tool, Lesson Motor and RSE, Inc. We purchase motors, fans, filters and plastic casings from these suppliers. If we experience production difficulties from any of our principal suppliers, alternative suppliers and vendors exist in the marketplace. We may, however, experience production delays to enable an alternative supplier sufficient time to produce supplies to our specifications. We do not expect any delays to be material based upon our policy to maintain inventory levels necessary to avoid production delays.

ESTIMATE OF RESEARCH AND DEVELOPMENT EXPENDITURES

    We incurred various research and development expenditures of approximately $50,000 for the fiscal year ended May 31, 2000 and $100,000 for the fiscal year ended May 31, 1999. These expenditures included salaries, materials, finished units, travel and correspondence.

EMPLOYEES

    As of May 31, 2000, we had 24 employees including one part-time employee.

FISCAL YEAR

    Our fiscal year is from June 1 to May 31 of each year.

ITEM 2.  DESCRIPTION OF PROPERTIES

    We maintain our executive offices at 15400 Knoll Trail, Suite 200, Dallas, Texas. We also maintain a warehouse facility located at 12561 Perimeter, Dallas, Texas. These facilities have a total of approximately 14,400 square feet and a total rental cost for fiscal year 2000 of $89,250. We are committed to our executive office lease until January 31, 2002 and our warehouse lease until May 15, 2001. As of July 31, 2000, we also leased four retail facilities for aggregate annual rentals of $62,900. We consider our facilities sufficient for our present and currently anticipated future operations and believe that all of our properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

    On October 26, 1999, we were named as a defendant in a cause of action styled Carlo Gavazzi Inc. v. Airtech International Corporation and Airtech International Group, Inc., Cause No. 99-11101-D, County Court No. 4, Dallas County, Texas. The complaint alleges damages for our failure to pay invoices for goods shipped to us, goods not shipped to us and for raw materials. The plaintiffs sought damages of approximately $1,600,000. We answered the complaint with affirmative defenses and denied all of the plaintiff's allegations. In addition, we filed a cross-claim against the plaintiffs for damages of approximately $1,000,000. In July, 2000, we entered into a mutual settlement agreement with the plaintiffs. The terms and conditions of the settlement agreement are subject to a confidentiality agreement with the plaintiffs. The terms of the settlement, however, will not have a material adverse affect on our financial condition.

    In 1997, we were named as a defendant in a cause of action styled LLB Realty, L.P.C. v. Interactive Technologies Corp., Cause No. MER-L-1535-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into with the plaintiff's for office facilities in New Jersey. We never occupied the space based upon the plaintiff (lessor) failing to finish-out the space pursuant to our specifications. The complaint alleges damages of approximately $607,000 for remaining lease payments, finish-out costs and lost revenues. We filed a counterclaim seeking damages in the amount of $400,000 under a capital lease obligation for equipment located in the New Jersey facility and contractually precluded from being removed from the facilities by the plaintiff (lessor). Although we are currently in negotiations for a favorable settlement relating to the complaint, the outcome of these negotiations is uncertain. We have established a reserve in our consolidated financial statements in the amount of $200,000 in anticipation of a settlement.

    On March 2, 2000, we were named as a defendant in a cause of action styled H.A.A., Inc. v. Airtech International Group, Inc., Cause No. 00CV-1603 (KMW), in the United States District Court for the Southern District of New York. The plaintiff originally sought the specific performance of an alleged contract providing for our sale to the plaintiff of 1,854,386 shares of our common stock for a cash purchase price of $419,000. After the original filing, the plaintiffs amended their original complaint to include alleged damages of approximately $1,000,000 as an alternative remedy to specific performance. The case is in the latter stages of discovery and we intend to vigorously defend against the plaintiff's claims.

    We have been named as a defendant in a number of routine lawsuits arising in the ordinary course of our business. In some of these cases a judgment was rendered against us. We have answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. We have fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $62,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

    Our shares of common stock are traded in the "over-the-counter" or "Bulletin Board" market under the symbol "AIRG." High and low sales prices of our shares of common stock for the quarters of fiscal years 2000 and 1999 were:

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year 2000
      4th Quarter...........................................   $2.59      $ 1.00
      3rd Quarter...........................................    3.53        0.60
      2nd Quarter...........................................    0.90        0.25
      1st Quarter...........................................    0.75       0.125

Fiscal Year 1999
      4th Quarter...........................................   $0.56      $ 0.12
      3rd Quarter...........................................    1.03        0.14
      2nd Quarter...........................................    1.50        0.47
      1st Quarter...........................................    3.28        0.63

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

    As of July 31, 2000, there were approximately 1,191 holders of record of our common stock and we had approximately 21,116,942 shares issued and outstanding.

DIVIDENDS

    We have paid no dividends on our shares of common stock and we have no current intention to pay dividends on our shares of common stock in the future. Holders of our Series "M" Convertible Preferred Stock have a preferred dividend right to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from sales of our Series 950 units until May 31, 2001. Except for required dividend payments on the Series "M" convertible preferred stock, we intend to retain any future earnings for reinvestment in our business. As of May 31, 2000, no dividends have been paid on the Series "M" convertible preferred stock. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors. Future dividends will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. As of January 1, 2000, we terminated our offering of Series "M" convertible preferred stock and do not intend to offer any additional shares in the future.

RECENT SALES OF UNREGISTERED SECURITIES

                                                    PRINCIPAL
                                                      AMOUNT
                                                        OR        PRICE
                                                      SHARES       PER                                    ISSUED UNDER
DATE                                   TITLE          ISSUED      SHARE      NATURE OF TRANSACTION         EXEMPTION
----                              ---------------   ----------   --------   ------------------------   ------------------
February 22, 2000...............  6% Convertible    $2,500,000     N/A      Private Placement          Section 4(2) of
                                  Debentures with                                                      the Securities Act
                                  attached
                                  Warrants

                                                    PRINCIPAL
                                                      AMOUNT
                                                        OR        PRICE
                                                      SHARES       PER                                    ISSUED UNDER
DATE                                   TITLE          ISSUED      SHARE      NATURE OF TRANSACTION         EXEMPTION
----                              ---------------   ----------   --------   ------------------------   ------------------
January 2000 thru March 2000....  12% Convertible      350,000     N/A      Private Placement          Section 4(2) of
                                  Debentures with                                                      the Securities Act
                                  attached
                                  Warrants

January 2000 thru                 Common               200,000   $0.25 to   Private Placement          Section 4(2) of
  February 2000.................                                  $0.75                                the Securities Act

December 31, 1999...............  Common               300,000    $0.19     Shares issued to CEO       S-8 registration
                                                                            and President for          statement
                                                                            services rendered

August 31, 1999.................  Common               358,591   $0.34 to   Shares issued to           S-8 registration
                                                                  $0.50     investment bankers,        statement
                                                                            consultants,
                                                                            management, CEO and
                                                                            President for services
                                                                            rendered or to be
                                                                            rendered.

June 30, 1999...................  Common             1,200,000    $0.10     Shares issued to           Section 4(2) of
                                                                            accredited investors,      the Securities Act
                                                                            including
                                                                            500,000 shares
                                                                            to CR Saulsbury, Sr.
                                                                            Warrants attached are
                                                                            exercisable at $0.20
                                                                            and expire on
                                                                            May 31, 2000

May 31, 1999....................  Common               700,000    $0.10     Shares issued to           Section 4(2) of
                                                                            accredited investors,      the Securities Act
                                                                            including
                                                                            500,000 shares
                                                                            to Peter Kertes.
                                                                            Warrants attached are
                                                                            exercisable at $0.20
                                                                            and expire on
                                                                            May 31, 2000

February 28, 1999...............  Common             1,583,134    $0.50     Shares issued to CEO       Section 4(2) of
                                                                            and President in           the Securities Act
                                                                            consideration of
                                                                            deferred wages from
                                                                            June 1, 1997 through
                                                                            December 31, 1998

December 31, 1998...............  Common                46,250    $0.50     Warrants exercised by      Section 4(2) of
                                                                            holders of Series M        the Securities Act
                                                                            Preferred Stock

November 30, 1998...............  Common               828,000    $0.33     Shares issued to           Section 4(2) of
                                                                            accredited investors       the Securities Act
                                                                            including CR
                                                                            Saulsbury, Sr.

November 30, 1998...............  Common               224,000   $0.48 to   Shares issued to           S-8 registration
                                                                  $0.69     investment bankers and     statement
                                                                            consultants for services
                                                                            rendered

August 31, 1998.................  Common               146,025   $1.25 to   Shares issued to           S-8 registration
                                                                  $1.56     consultants and            statement
                                                                            employees for services
                                                                            rendered

                                                    PRINCIPAL
                                                      AMOUNT
                                                        OR        PRICE
                                                      SHARES       PER                                    ISSUED UNDER
DATE                                   TITLE          ISSUED      SHARE      NATURE OF TRANSACTION         EXEMPTION
----                              ---------------   ----------   --------   ------------------------   ------------------
July 31, 1998...................  Common             2,614,286    $0.70     Conversion of              Section 4(2) of
                                                                            debentures issued in       the Securities Act
                                                                            conjunction with the
                                                                            merger of ITC and AIC

July 31, 1998...................  Common             2,371,603     One-     Conversion of Series A     Section 4(2) of
                                                                   for-     preferred stock issued     the Securities Act
                                                                   one      in conjunction with the
                                                                            merger of ITC and AIC

March 1998 thru                   Series M           1,143,750    $1.14     Private Placement          Section 4(2) of
  September 1998................  Preferred                                                            the Securities Act

DESCRIPTION OF CONVERTIBLE SECURITIES

    We have summarized below the material provisions of our securities which are convertible into shares of our common stock.

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

    We have 1,143,750 shares of Series "M" Convertible preferred stock outstanding. Holders of our Series "M" preferred have the right to convert their shares into shares of our common stock on a one-for-one basis at any time. The Series "M" preferred automatically converts to shares of our common stock on December 31, 2001. The holders of Series "M" preferred are entitled to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from the sales of our Series 950 units until May 31, 2001. The dividends are paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from our Series 950 unit from the previous quarter. The holders of Series "M" preferred were also issued warrants to purchase 993,750 shares of our common stock at an exercise price of $2.00 per share. These warrants expired on May 31, 2000.

AIRSOPURE 999 LIMITED PARTNERSHIP INTERESTS

    We have $430,000 of limited partnership interests outstanding in Airsopure 999, L.P. ("Airsopure LP"). Airsopure, Inc., our wholly-owned subsidiary ("Airsopure"), is the sole general partner of Airsopure LP. Under the limited partnership agreement, the limited partners are entitled to receive 1.7% of the gross revenues generated from sales of our Model S-999 automobile air purification system with the remaining gross revenues paid to Airsopure. The limited partners are entitled to receive distributions until December 31, 2003, at which time 100% of gross revenues are paid to Airsopure. In addition, Airsopure has guaranteed the limited partners a 150% return on their investment by December 31, 2003. The guarantee, if payable, may at our election be in the form of shares of our common stock.

12% CONVERTIBLE DEBENTURES DUE 2004 AND ATTACHED WARRANTS

    In January 2000, our board of directors authorized the issuance of up to $5,000,000 of our 12% Convertible Debentures Due 2004 under a private placement memorandum. As of May 31, 2000, we have sold $350,000 in principal amount of our 12% debentures. At any time after one year from the date of issuance, holders of our 12% debentures are entitled to convert our 12% debentures on a dollar for dollar basis into shares of our common stock. Semi-annual interest payments are due and payable on our 12% debentures commencing September 1, 2000. Each 12% debenture in the principal amount of $25,000 includes a warrant to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants expire two years from the date of issuance.

    At our option, our 12% debentures may be converted on a dollar for dollar basis into shares of our common stock or paid in cash at face value on the maturity date. Prior to maturity, we may with the consent of the debenture holder, redeem our 12% debentures in cash at the following redemption prices together with accrued interest to the date of redemption:

           IF REDEEMED ON OR AFTER SEPTEMBER 1
                 OF THE FOLLOWING YEARS:                   % OF PRINCIPAL AMOUNT
           -----------------------------------             ---------------------
                          2000                                       110%
                          2001                                       108%
                          2002                                       106%
                          2003                                       104%
                          2004                                       102%

6% CONVERTIBLE DEBENTURES DUE 2002 AND ATTACHED WARRANTS

    On February 22, 2000, we sold $2,500,000 in principal amount of our 6% Convertible Debentures Due 2002 to PK Investors LLC. Our 6% debentures have a maturity date of February 22, 2002 at which time the principal amount and all accrued interest is due and payable. No interest payments are due prior to maturity of the 6% debentures. We may, at our option, pay the accrued interest at maturity by issuing shares of our common stock to the debenture holder at a price equal to the conversion price of our common stock as described below. Our 6% debentures are convertible at any time at the option of the holder into shares of our common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion (or in payment of interest) is the lesser of:

    - 110% of the average closing bid price of our common stock for the five trading days prior to the date of initial payment; and

    - the product obtained by multiplying 0.80 by the average of the three lowest closing bid prices of our common stock during the thirty trading days prior to the date we receive a conversion notice from a debenture holder.

    In the event we have a "change of control", the holders of our 6% debentures may require us to redeem the 6% debentures at a redemption price equal to 125% of the aggregate outstanding principal and accrued interest on the 6% debentures. A "change of control" includes:

    - acquisition by an entity or group of more than 50% of our voting stock;

    - merger or consolidation;

    - a change in a majority of our existing board of directors; or

    - a sale of substantially all of our assets.

    The holders of our 6% debentures also have attached warrants to purchase 250,000 shares of our common stock at an exercise price of $2.6124 per share. The warrants expire on February 22, 2005.

CONDITIONAL WARRANT TO PURCHASE ADDITIONAL 6% DEBENTURES AND ATTACHED WARRANTS

    On February 22, 2000, we issued to PK Investors LLC, a conditional warrant to purchase up to an additional $2,500,000 in principal amount of our 6% debentures with related attached warrants to purchase 250,000 shares of our common stock. The conditional warrant expires on December 22, 2000. The conditional warrant may be exercised by PK Investors in whole or in part at any time prior to expiration. The terms and conditions of the 6% debentures and warrants issuable upon exercise of the conditional warrant are the same as described above, except that the exercise price of the warrants is equal to 110% of the average closing bid price of our common stock on the over-the-counter bulletin board market for the five trading days prior to the date of exercise of the conditional warrant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

    Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

BACKGROUND AND GENERAL

    Based upon a review of our financial statements for the year ended May 31, 1999 and the recommendations of the SEC, we restated and refiled our financial statements for the year ended May 31, 1999 and the comparative period ended May 31, 1998. The reason for the restatement of our 1999 financial statements was to reflect the acquisition by Interactive Technologies Corporation, Inc., our predecessor in name, of all of the outstanding shares of common stock of Airtech International Corporation as a reverse merger as described below.

    On May 31, 1998, Interactive Technologies acquired all of the outstanding shares of common stock of Airtech Corporation for a purchase price of $22,937,760. Our prior 1999 financial statements reflected the combination between Interactive Technologies and Airtech Corporation as a merger using the purchase method of accounting with Interactive Technologies as the acquiring entity for legal and financial accounting and reporting purposes. This treatment resulted in reflecting the combination of Interactive Technologies' assets and the purchase of the goodwill and intellectual properties of Airtech Corporation at the appraised fair market value.

    Our restated 1999 financial statements also reflected the merger between Interactive Technologies and Airtech Corporation utilizing the purchase method of accounting. Our 1999 restated financial statements, however, reflected the combination as a reverse merger with Airtech Corporation as the acquiring entity for accounting and reporting purposes and Interactive Technologies as the surviving entity for legal purposes. This reverse merger treatment follows the SEC recommendation. As a result, Interactive Technologies effectively issued shares of common stock for the outstanding shares of Airtech Corporation, with the stockholders of Airtech Corporation ultimately acquiring control of Interactive Technologies. For this reason, Airtech Corporation is considered the acquiring entity for purposes of our 1999 restated financial statements.

    After the acquisition of Airtech Corporation, we discontinued the original line of business of Interactive Technologies. We discontinued this original line of business to enable us to concentrate on the development, manufacture, distribution, and sale of the air purification products offered by Airtech Corporation and its subsidiaries. Effective May 31, 1999, we also discontinued the operations of our wholly owned subsidiary, McCleskey Sales and Service, Inc. McCleskey Sales was originally formed to integrate the distribution and sale of our air purification products with the heating, ventilation and air conditioning service and repair business. We discontinued the operation of McCleskey Sales based upon the incompatibility of the heating and air conditioning service and repair business with our business of manufacturing and distributing high quality air purification products. Our cash expenses to discontinue the operations of McCleskey Sales were minimal.

    On February 22, 2000, we entered into a securities purchase agreement with PK Investors LLC to raise up to $5,000,000 through the sale to PK Investors of up to $5,000,000 in principal amount of our 6% Convertible Debentures Due 2002 with attached warrants to purchase up to 500,000 shares of our common stock. Upon execution of the securities purchase agreement, PK Investors purchased $2,500,000 in principal amount of 6% debentures with attached warrants to purchase 250,000 shares of common stock for a purchase price of $2,500,000. Under the terms of the securities purchase agreement, we also issued to PK Investors a conditional warrant to purchase the remaining $2,500,000 in principal amount of 6% debentures and the remaining attached warrants to purchase 250,000 shares of our common stock for a purchase price of $2,500,000. The conditional warrant expires on December 22, 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED
  MAY 31, 1999

    Our consolidated results of operations for the fiscal year ended May 31, 1999 represent the first year of operations after the reverse merger with Airtech Corporation. As described above, the combination of Interactive Technologies, our predecessor in name, and Airtech Corporation was accounted for as a reverse merger with Airtech Corporation treated as the acquiring entity for financial reporting purposes and Interactive Technologies as the surviving legal entity. As a result of the reverse merger between Interactive Technologies and Airtech Corporation, we are the surviving legal entity under the name Airtech International Group, Inc.

REVENUES

    Our consolidated total revenues increased approximately $597,007.00 or 58% from $1,030,469 in 1999 to $1,627,476 in 2000. This 58% increase in sales is comprised of the following: product sales of the discontinued service line of our subsidiary McCleskey Sales decreased $412,027 from $412,027 in 1998 to $0 in 2000 due to the cessation of that business; and product sales from our air purification products increased $155,203 or 40% in 2000 to $543,615 from $388,412 in 1999. The combined effect of these first two components of our product sales resulted in a $101,621 reduction in total product sales. The decrease in our product sales was offset by increased franchise fees from the sale of twenty local franchises in 1999 compared to three larger geographic franchises in 2000. The sale of the larger geographic franchises resulted in the $945,121 or 468% increase in franchise fees in 2000 from the $229,000 in franchise fees for 1999. We discontinued the service and repair line of McCleskey Sales due to sustained losses and low sales margins, limited geographical service reach and our desire to focus exclusively on the air filtration and purification business.

COSTS AND EXPENSES

    Our consolidated total costs and expenses decreased $1,246,185 or 76% from $5,206,640 in 1999 to $3,960,455 in 2000. The major components of this $1,246,185 decrease were:

    Salaries and wages decreased $329,313 or 25% from $1,317,076 in 1999 to $987,763 for 2000. This decrease is the result of many factors including lower commissions on sales of our products, franchises, and internal financing activities and lower incentive stock bonuses to key personnel. The combination of these items represented approximately $329,313 of the decrease in 2000 from 1999 in salaries and wages. The decrease in deferred officer wages of $791,667 for 2000 is also due to a one time accrual of an additional 18 months or $791,667 in unpaid wages to our president and chief executive officer in 1999 for prior years. The two officers waived the wage payments under their respective employment agreements during prior periods. In January 1999, our board of directors elected to accrue the full amount of the prior service cost wages in 1999. The total accrued for the period in deferred officer wages totaled $791,667 in 1999 compared to $0 in 2000. Our board of directors also elected to issue in 1999 restricted common stock of 1,583,334 shares as full compensation for the 18 months of deferred wages.

    Cost of sales decreased $144,753 or 22% to $519,603 for 2000 as compared to $664,356 for 1999. This decrease is due to two primary reasons. First, the discontinuance of the McClesky Sales line of business, for which we recognized additional close out expenses due to this discontinuance. The discontinuance resulted in cost of sales for McCleskey Sales of more than 100% of revenues or $420,000 for 1999. Second, the cost of sales for continuing operations revenues of $388,412 for 1999 increased from $244,356 or 62% of sales for 1999 to $366,603 or 67% of sales of $543,615 for 2000. This increase in percentage cost of sales was due to

    - outsourcing the manufacturing at a higher cost of many components which we previously manufactured,

    - lower gross sales prices than anticipated due to our desire to increase market share,

    - fewer sales thus not fully utilizing our manufacturing facility, and

    - lower production runs with consequential higher costs.

    The difference in the cost of sales of $519,603 for 2000 and the $366,603 discussed above is due to a reduction of cost of sales to reflect a write-off of receivables and inventories of $153,000 for the year 2000.

    Advertising costs increased $65,134 to $107,216 for 2000. This is a 255% increase in costs. The increase is due to the introduction of two new products and the implementation of our new residential franchise sales approach, which increased promotional costs, including brochures and travel expenses.

    Depreciation and amortization increased $165,739 to $295,673 for the year 2000 compared to $129,934 for 1999. This increase is primarily due to greater amortization of our prepaid royalties of $104,167 for 2000 compared to $0 in 1999.

    General and administrative expenses increased $371,445 to $2,050,200 for the year 2000 from $1,678,775 in 1999. This 22% increase is due to higher legal fees from continuing litigation and an increase of over $300,000 from prior years for outside consultant fees and investment bankers fees on the sale of our debentures.

    Interest expense of $108,615 for 2000 is lower than the $135,288 interest expense in 1999 primarily due to the interest accrual on the outstanding debentures issued in the reverse merger with Interactive Technologies which were outstanding in 1999. This interest accrual in 1999 is less than the accrual for the year 2000 on our outstanding 6% and 12% debentures.

    We also wrote off the asset investment in the discontinued subsidiary, McCleskey Sales, of $582,750 in 1999 as a loss on impairment of goodwill. There was no comparable write-off in 2000.

    The result of these revenues and costs and expenses is a net loss of ($2,441,594) or ($0.14) per share of common stock (basic and diluted)for the year 2000 compared to a net loss of ($4,311,459) or ($0.50) per share of common stock for 1999. This represents a 57% decrease in our net loss and a 28% decrease in loss per share of our common stock compared to 1999. The average number of shares of our common stock increased from 1999 to 2000 so the loss per share on our common stock is not comparable.

    CAPITAL EXPENDITURES

    We do not have any large capital expenditures planned for fiscal year 2001. We are proposing a product design change to include a plastic casing design for two of our products, which will require approximately $400,000 in capital expenditures. The final decision, however, to change the product design will be based on estimated sales of the products which will enable us to recover the capital expenditures within nine to twelve months. Any minor capital expenditures will be met with cash on hand. In the event our product sales increase beyond current manufacturing capacities, then additional capital expenditures will be required to increase production capacity. We anticipate, however, that any additional capital expenditures to increase production capacity would not exceed $500,000. These capital expenditures would also be offset by increased product sales which would create the need to increase our current manufacturing capacities.

LIQUIDITY AND CAPITAL RESOURCES

    We reflected a continued liquidity problem during the nine months ended February 29, 2000. Purchases from our material vendors were predominantly on a cash basis, however, our vendors did not force payment on past due bills. Our primary available means of liquidity during the nine month period was the increased use of our common stock as payments for services. In February 2000, we sold $2,500,000 in principal amount of our 6% debentures which increased our liquidity to meet our cash needs for inventory and product sales.

    As of May 31, 2000, we had total current assets of $2,772,031 less current liabilities of $1,569,835 which resulted in net current assets of $1,202,196. This increase in net current assets exceeded the ($1,055,995) of net current liabilities at May 31, 1999 and increased our current asset liquidity by $2,258,191. This increase in current asset liquidity is the result of the proceeds from the sale of our 6% debentures in February 2000 which allowed us to increase cash, accounts receivables and inventory while reducing accounts payable. We expect to have sufficient funds necessary to finance the manufacture, distribution and sale of our products including management and advertising support for fiscal year 2001. We also expect that our cash balance and operations are adequate to sustain our continued operations during fiscal year 2001.

    Our goal is to sell 50 to 100 franchises to qualified entities and individuals during fiscal year 2001. We expect to sell these franchises for up to $25,000 per sale plus up to $25,000 in inventory per sale. As of August 31, 2000, we have sold eight franchises, however, our sale efforts are only four months in process. Our estimated franchise sales are based upon our good faith estimate of the market for our franchises and our products. We cannot assure you that our franchise sales will meet our goals. If we sell 75 new franchises, which is the average of our projected goal, we will generate approximately $1,875,000 in franchise sales.

    We also expect sales of our products to increase in fiscal year 2001. For the year 2000, our product sales were approximately $543,615 compared to sales of our products for the year ended May 31, 1999 of $388,412. This trend indicates the sales of our existing product line is increasing. Although we believe our sales represent a positive trend, we cannot assure you that this positive trend will continue. We have forecasted that fiscal year 2001 sales will be $30,000,000. This estimate is based on the following:

    - Continued market acceptance of our existing commercial product line and an estimated increase of twenty new heating, ventilation and air conditioning or indoor air quality distributorships resulting in $2,000,000 in sales;

    - Estimated sales of $4,000,000 of our new in-line, ducted Model S-30 which is an air-sanitizer for the entire home;

    - Sales to our residential franchisees are expected to be over $6,000,000 in product sales and franchise revenues;

    - International sales, especially to our Pacific Rim distributors (and other existing international distributors), are expected to reach $2,000,000;

    - We are engaged in merger/acquisition discussions with several entities that could result in combined product sales of $6,000,000. For example, we entered into a letter of intent on August 25, 2000 to purchase two indoor air quality distribution companies in Chicago, Illinois and Detroit, Michigan; and

    - If we receive Medicare approval for the Medical 950 we expect to sell $10,000,000 to the governmental, private and supplemental insurance and medical industries.

    Our sales projections are based upon our good faith estimates of the marketability of our products and we cannot assure you that we will achieve these results during fiscal year 2001.

    We have forecasted that our net after tax income will be $10,000,000 for the year 2001. This estimate is based upon our projected sales discussed above. Due to our $18,500,000 of net operating loss carry forwards resulting from our losses in prior years, we are not projecting any federal tax liability for fiscal year 2001.

    If our current cash and revenues from franchise and product sales are insufficient to fund our continued growth, we will rely on our external funding sources to provide continued liquidity. For the year 2000, we increased cash from financing activities by approximately $3,949,756. This amount includes $2,500,000 from the sale of our 6% debentures with 250,000 attached warrants to PK Investors LLC, approximately $350,000 in sales of our 12% debentures to private investors and approximately $1,100,000 from private placements of our common stock. Under our agreement with PK Investors, they may exercise a conditional warrant to purchase an additional $2,500,000 in principal amount of our 6% debentures with 250,000 attached warrants. PK Investors may exercise the conditional warrant at any time prior to December 22, 2000. Although we believe PK Investors is committed to providing additional funds to us by exercising the conditional warrant, we cannot assure you that PK Investors will exercise the warrant.

    The $2,500,000 in principal amount of 6% debentures held by PK Investors includes attached warrants to purchase 250,000 shares of our common stock. In addition, if PK Investors exercises its conditional warrant to purchase an additional $2,500,000 in principal amount of our 6% debentures they will receive additional warrants to purchase 250,000 shares of our common stock. If PK Investors exercises all 500,000 warrants to purchase our common stock, we could receive up to $1,300,000 in cash from the exercise. The warrants currently held by PK Investors and any additional warrants acquired by PK Investors through additional purchases of our 6% debentures expire on February 22, 2005. We cannot assure you that PK Investors will exercise any warrants in the future.

    We are currently in negotiations with a group of private investors to purchase up to $650,000 in principal amount of our 12% debentures. As of March 31, 2000, we had previously sold $350,000 in principal amount of 12% Debentures to private investors. We cannot assure you that we will be successful in our efforts to sell our 12% Debentures. These Debentures have attached warrants allowing them to exercise a like amount of warrants for up to $2,000,000 in exercise proceeds to us. We cannot assure you that these debenture holders will exercise any warrants in the future.

    During fiscal year 2001, we intend to focus on the production, marketing and sale of our existing line of air purification products, our new in line Model S-30 and increased promotion of our franchise and distributorship program. For this reason, we do not project significant expenditures during fiscal year 2001 on our products which are in the research and development stage. We believe our existing product line is sufficient to sustain our future sales growth. If we do not receive Medicare approval of our Medicare 950, we intend to actively pursue the marketing of this unit through private health insurance companies and health care providers.

    We do not have a large capital expenditures program planned for fiscal year 2001. Therefore, we believe our projected increase in franchise and product sales combined with funds generated from external financing sources will be sufficient to offset any cash losses from operations. If our current and new product sales, distributor/franchise sales, new areas of distribution sales and funds from our external sources are insufficient to maintain operations, the resulting lack of capital could force us to substantially curtail or cease our operations. Any curtailment of operations would have a material adverse effect on our ability to manufacture and distribute our products and our profitability.

ITEM 7.  FINANCIAL STATEMENTS

                    INDEX TO COMBINED FINANCIAL INFORMATION
                       AIRTECH INTERNATIONAL GROUP, INC.

ITEM                                                            PAGE
----                                                          --------
Report of Independent Certified Public Accountants..........      F-2
Consolidated Balance Sheets as of May 31, 2000 and 1999.....      F-3
Consolidated Statements of Operations for the Years Ended
  May 31, 2000 and 1999.....................................      F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended May 31, 2000 and 1999.........................      F-6
Consolidated Statements of Cash Flows for the Years Ended
  May 31, 2000 and 1999.....................................      F-7
Notes to Financial Statements for May 31, 2000 and 1999.....      F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Airtech International Group, Inc.
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Airtech International Group, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airtech International Group, Inc. and subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

TURNER, STONE & COMPANY, LLP

Certified Public Accountants
August 31, 2000

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2000 AND 1999

                                     ASSETS

                                                                 1999         1998
                                                              ----------   ----------
CURRENT ASSETS
  Cash......................................................  $1,487,646   $   61,808
  Trade and licensing fees receivables, net of allowance for
    doubtful accounts of $20,000 and $0, respectively.......     269,971      173,951
  Notes receivable, current portion.........................     437,250      143,750
  Inventory.................................................     538,952      242,665
  Prepaid expenses..........................................      38,212           --
                                                              ----------   ----------
      Total current assets..................................   2,772,031      622,174

PROPERTY AND EQUIPMENT--net of accumulated depreciation of
  $166,589 and $119,634, respectively.......................     156,288       89,569

NOTES RECEIVABLE--net of current portion, net of allowance
  for doubtful accounts of $0 and $0, respectively..........   1,175,000      431,250

OTHER ASSETS

  Goodwill, net of accumulated amortization of $35,810 and
    $71,621, respectively...................................     107,432      143,243
  Intellectual properties, net of accumulated amortization
    of $146,800 and $38,060, respectively...................     940,597    1,049,337
  Prepaid royalties and other assets, net of accumulated
    amortization of $104,167 and $0, respectively...........     412,381      514,208
                                                              ----------   ----------
      Total other assets....................................   1,460,410    1,706,788
                                                              ----------   ----------
                                                              $5,563,729   $2,849,781
                                                              ==========   ==========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1999          1998
                                                              -----------   -----------
CURRENT LIABILITIES
  Accounts payable, trade...................................  $   260,102   $   510,193
  Accrued payroll, other wages and related burden...........      407,134       301,769
  Other accrued expenses....................................      415,076       372,534
  Advances payable to officers..............................      210,338       216,488
  Notes payable.............................................      277,185       277,185
                                                              -----------   -----------
      Total current liabilities.............................    1,569,835     1,678,169

LONG-TERM LIABILITIES
  Deferred revenue..........................................      340,000       400,000
  Product marketing obligation..............................      430,000       405,000
  Convertible debentures....................................    2,850,000            --
                                                              -----------   -----------
      Total long-term liabilities...........................    3,620,000       805,000

      Total liabilities.....................................    5,189,835     2,483,169

COMMITMENTS AND CONTINGENCIES...............................           --            --

STOCKHOLDERS' EQUITY
  Preferred stock--5,000,000 shares authorized, $.005 par
    value
    Series A cumulative, convertible preferred, no shares
      issued and outstanding liquidation preference of $1
      per share.............................................           --            --
    Series M cumulative, convertible preferred, 1,143,750
      and 1,143,750 shares issued and outstanding,
      respectively; liquidation preference of $1 per share,
      aggregating $   and $   respectively..................        1,144         1,144
  Common stock--$.05 par value, 50,000,000 shares
    authorized, 20,939,216 and 13,207,532 shares issued and
    outstanding, respectively...............................    1,046,961       660,376
  Additional paid-in capital................................    7,609,256     5,546,965
  Retained deficit..........................................   (8,283,467)   (5,841,873)
                                                              -----------   -----------
      Total stockholders' equity............................      373,894       366,612
                                                              -----------   -----------
                                                              $ 5,563,729   $ 2,849,781
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MAY 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
REVENUES
  Product sales.............................................  $   543,615   $   800,439
  Franchisee fees...........................................    1,072,500       229,000
  Other revenues............................................       11,361         1,030
                                                              -----------   -----------
    Total revenues..........................................    1,627,476     1,030,469

COSTS AND EXPENSES
  Salaries, wages and other compensation....................      987,763     1,317,076
  Deferred officer wages....................................           --       791,667
  Cost of sales.............................................      519,603       664,356
  Advertising...............................................      107,216        42,082
  Depreciation..............................................       46,955        38,564
  Amortization..............................................      248,718        91,370
  Loss on impairment of goodwill............................           --       582,750
  Other general & administrative expenses...................    2,050,200     1,678,775
                                                              -----------   -----------
    Total costs and expenses................................    3,960,455     5,206,640
                                                              -----------   -----------
LOSS FROM OPERATIONS........................................   (2,332,979)   (4,176,171)

Interest expense............................................     (108,615)     (135,288)
                                                              -----------   -----------
LOSS BEFORE INCOME TAXES....................................   (2,441,594)   (4,311,459)

Income tax benefit..........................................           --            --
                                                              -----------   -----------
NET LOSS....................................................  $(2,441,594)  $(4,311,459)
                                                              ===========   ===========
LOSS PER COMMON SHARE--BASIC................................  $     (0.14)  $     (0.50)
                                                              ===========   ===========
LOSS PER COMMON SHARE--DILUTED..............................  $     (0.14)  $     (0.50)
                                                              ===========   ===========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 2000 AND 1999

                                                            COMMON STOCK            PREF. SERIES M        PREF. SERIES A
                                                       -----------------------   --------------------   -------------------
                     DESCRIPTION                         SHARES         $         SHARES        $        SHARES       $
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT 5/31/98...................................  10,059,923   $  502,996   1,029,750    $1,030       --        $--

Issuance of Series M preferred stock, net of offering
  costs..............................................                              114,000       114

Cancel shares in July................................    (680,000)     (34,000)         --        --       --         --

Issuance of common stock according to S-8
  registration.......................................     670,025       33,500          --        --       --         --

Issuance of common stock for cash....................     828,000       41,400

Issuance of common stock on exercise of warrants.....      46,250        2,313

Issuance of common stock for deferred wages to
  officers...........................................   1,583,334       79,167

Issuance of common stock in May......................     700,000       35,000

Net loss during the year.............................          --           --          --        --       --         --
                                                       --------------------------------------------------------------------

BALANCE AT 5/31/99...................................  13,207,532      660,376   1,143,750     1,144        0          0

Issuance of common stock for cash....................   4,196,850      209,842

Issuance of common stock in exchange for services....   1,796,879       89,843

Issuance of common stock on exercise of warrants.....     337,500       16,876

Issuance of common stock to vendors for payment of
  trade payables.....................................   1,400,455       70,024

Net loss during the year.............................
                                                       --------------------------------------------------------------------

BALANCE AT 5/31/00...................................  20,939,216   $1,046,961   1,143,750    $1,144        0        $--
                                                       ====================================================================


                                                        PAID-IN      RETAINED
                     DESCRIPTION                        CAPITAL      EARNINGS        TOTAL
-----------------------------------------------------  --------------------------------------
BALANCE AT 5/31/98...................................  $4,049,736   $(1,530,414)  $ 3,023,348
Issuance of Series M preferred stock, net of offering
  costs..............................................      98,890                      99,004
Cancel shares in July................................      34,000           --             --
Issuance of common stock according to S-8
  registration.......................................     361,427           --        394,927
Issuance of common stock for cash....................     234,600                     276,000
Issuance of common stock on exercise of warrants.....      20,812                      23,125
Issuance of common stock for deferred wages to
  officers...........................................     712,500                     791,667
Issuance of common stock in May......................      35,000                      70,000
Net loss during the year.............................          --   (4,311,459)    (4,311,459)
                                                       --------------------------------------
BALANCE AT 5/31/99...................................   5,546,965   (5,841,873)       366,612
Issuance of common stock for cash....................     780,494                     990,336
Issuance of common stock in exchange for services....     526,563                     616,406
Issuance of common stock on exercise of warrants.....      67,544                      84,420
Issuance of common stock to vendors for payment of
  trade payables.....................................     687,690                     757,714
Net loss during the year.............................               (2,441,594)    (2,441,594)
                                                       --------------------------------------
BALANCE AT 5/31/00...................................  $7,609,256   $(8,283,467)  $   373,894
                                                       ======================================

      The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED MAY 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(2,441,594)  $(4,311,459)

  Adjustments to reconcile net income to cash
    Depreciation and amortization...........................      295,673       129,934
    Impairment of goodwill                                             --       582,750
    Net (gain) loss on disposition of assets................           --       (51,672)
    Stock payments to employees and consultants.............      616,406     1,129,593
    Allowances and write offs...............................       20,000       411,000

  Changes in operating assets and liabilities
    Accounts receivable.....................................     (116,020)      (21,814)
    Inventory...............................................     (296,287)       41,667
    Prepaid expenses and other assets.......................      (40,552)       67,214
    Notes receivable........................................   (1,037,250)           --
    Accounts payable........................................      507,623       373,238
    Accrued expenses........................................      141,757       716,163
    Deferred revenue........................................      (60,000)           --
                                                              -----------   -----------
      Net cash used in operating activities.................   (2,410,244)     (933,386)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment.....................     (113,674)           --
  Disposals of fixed assets.................................           --        66,058
  Expenditures for other assets.............................           --       (89,837)
                                                              -----------   -----------
      Net cash used in investing activities.................     (113,674)      (23,779)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock, net of offering
    costs...................................................           --        99,004
  Proceeds from issuance of common stock....................    1,074,756       369,125
  Reciepts from product marketing obligation................       25,000       405,000
  Proceeds from convertible debentures......................    2,850,000            --
                                                              -----------   -----------
      Net cash provided by financing activities.............    3,949,756       873,129

INCREASE (DECREASE) IN CASH.................................    1,425,838       (84,036)

CASH. BEGINNING OF PERIOD...................................       61,808       145,844
                                                              -----------   -----------

CASH, END OF PERIOD.........................................  $ 1,487,646   $    61,808
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOWS DISCLOSURES
  Interest paid.............................................  $    30,000   $     8,319
  Income taxes paid.........................................  $        --   $        --
  Non-cash investing and financing activities:
    Common stock issued in settlement of accounts payable...  $   757,714   $        --
    Common stock issued in exchange for services............  $   616,406   $ 1,129,593

    The accompanying notes are an integral part of the financial statements.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    Airtech International Group, Inc. (the Company), (formerly Interactive Technologies Corporation, Inc.), was incorporated in the state of Wyoming on August 8, 1991. The Company manufactures and sells a full line of air purification products. The Company primarily markets, sells and distributes its products through a network of franchisees.

    On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation (AIC), which through its subsidiaries manufacture and sell various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 2,100,000 of its common stock shares valued at $.625 per share, the issuance of 11,858,016 of its Series A convertible preferred stock shares valued at $.625 per share (Note 2) and the issuance of $9,000,000 of convertible debentures (Note 5). However, because these convertible securities were converted into common stock within two months following the acquisition, the Company effectively issued common stock for the outstanding common stock of AIC and the stockholders of AIC obtained control of the combined company. As a result, AIC became the acquirer for financial reporting purposes.

    Therefore, the transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values with $179,053 of the purchase price allocated to goodwill. The acquired goodwill is being amortized using the straight-line method over 5 years.

    Results of operations of Interactive Technologies Corporation are included in the accompanying consolidated statements of operations beginning June 1, 1998.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. and McCleskey Sales and Service, Inc., each of which have fiscal year ends of May 31. All material intercompany accounts, balances and transactions have been eliminated in the consolidation.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

AMORTIZATION

    Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization using the straight-line method over 10 years beginning when the product is initially inventoried for sale. For the years ended May 31, 2000 and 1999, amortization expense totaled $108,740 and $38,060, respectively.

    Goodwill recorded in the acquisition of AIC, is being amortized using the straight-line method over 5 years. For the years ended May 31, 2000 and 1999, amortization expense totaled $35,811 and $35,810, respectively.

    Goodwill relating to the Company's purchase of its McClesky Sales and Services subsidiary in 1995 was being amortized over 40 years. In May 1999, this operating segment was discontinued (Note 10) and the remaining unamortized carrying value was charged to expense.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A prepaid royalty fee, paid pursuant to a December 1995 agreement and related to the Company's portable medicare unit, is being amortized using the straight-line method over 24 months beginning in January 2000. For the years ended May 31, 2000 and 1999, amortization expense totaled $104,167 and $0, respectively.

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

    At May 31, 2000 and 1999, inventories consisted of the following:

                                                                2000       1999
                                                              --------   --------
Finished goods..............................................  $356,916   $200,506
Component parts.............................................   182,036     42,159
                                                              --------   --------
                                                              $538,952   $242,665
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

PRODUCT MARKETING OBLIGATION

    Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market its Model S-999 as a product marketing obligation (Note 7).

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

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MANAGEMENT ESTIMATES

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

CASH FLOW

    For purposes of the statement of cash flows, cash includes demand deposits, time deposits and short term cash equivalent investments with maturities of less than three months. None of the Company's cash is restricted.

EARNINGS PER SHARE

    Basic and diluted loss per share are based upon 17,368,684 and 10,583,635, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.

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

    Effective July 31, 1998, the Company's Board of Directors voted to convert the Series A Preferred Stock to Common Stock on the basis of one share of Preferred to one share of Common, as per the merger agreement. To effect the conversion of 11,858,016 of Series A preferred, the Company issued 2,371,603 shares of common stock. As described in Note 1, relating to the reverse merger accounting recognition, the conversion of the preferred stock shares has been recorded in the accompanying consolidated financial statements as occurring on May 31, 1998, the date of the AIC acquisition and, therefore, are not shown as outstanding at May 31, 1998 in the accompanying consolidated statements of stockholders' equity.

CONVERTIBLE PREFERRED STOCK--SERIES M

    During the year ended May 31, 1998, the Company authorized 5,000,000 shares and established this equity class to raise production funds for the Company's Model S-950, Medicare air filtration unit. The Series M preferred shareholders participate by receiving up to 20%, if totally subscribed, of the collected gross proceeds from the Company's sales of its Model S-950 over a two year period. Through May 31, 1999, 1,143,750 of these shares were issued for $1.00 cash, net of $203,379 of offering costs. The shares have a par value of $.001, do not pay dividends and are convertible at the holder's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $0.25 per share exercisable within two years

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PREFERRED STOCK (CONTINUED)
after issuance. As of May 31, 1999, the Company had not sold any S-950 units thus has made no payments under the participation plan. As of May 31, 2000, the Company had sold 78 of these units and owes $5,364 under the participation plan.

3.  NOTES RECEIVABLE

    Notes receivable relate to AIC sales of geographic franchise licenses
(Note 1), bear interest at 6% to 12%, are payable in terms ranging from 12 to 48 months and are secured by the area franchises. Credit is extended on evaluation of the payee's financial condition and general credit information. Prior to May 31, 2000, the Company did not strictly enforce collection while it completed development of its product line of air purification products.

    At May 31, 2000 and 1999, notes receivable are comprised of the following:

                                                                 2000        1999
                                                              ----------   ---------
Domestic franchise licenses.................................  $  157,250   $ 300,000
International franchise licenses............................   1,455,000     275,000
                                                              ----------   ---------
                                                               1,612,250     575,000
Less current portion........................................    (437,250)   (143,750)
                                                              ----------   ---------
                                                              $1,175,000   $ 431,250
                                                              ==========   =========

4.  NOTES PAYABLE

    The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured. At May 31, 2000 and 1999, all of these notes, totaling $277,185, were in default.

5.  CONVERTIBLE DEBENTURES

AIC ACQUISITION DEBENTURES

    In connection with the Company's acquisition of AIC (Note 1), the Company also issued $9,000,000 of convertible debentures secured by the AIC shares acquired. The debentures bear interest at 10%, are payable annually on May 31 of each year, are due on May 31, 2000 and are convertible at the Company's option at any time within the two years into shares of the Company's common stock at a conversion price of $.70. As of July 31, 1998, the Company's Board of Directors voted to convert the debentures and $150,000 of related accrued interest into common stock. The Company issued 2,614,286 common shares on conversion. As described in Note 1, relating to the reverse merger accounting recognition, the conversion of the convertible debentures has been recorded in the accompanying consolidated financial statements as occurring on May 31, 1998, the date of the AIC acquisition and, therefore, are not shown as outstanding at May 31, 1998 but included in additional paid in capital in the accompanying consolidated statements of stockholders' equity.

CONVERTIBLE DEBENTURES (12%)

    During the year ended May 31, 2000, the Company issued $350,000 of convertible debentures maturing on September 1, 2004. Interest is payable at 12% semi-annually beginning September 1, 2000. The debentures are convertible at the holder's option any time beginning one year after issuance at a conversion price of $1.00 per share. The Company, with the consent of the holder, may redeem the debentures at a price ranging from 110% of the principal amount if redeemed prior to September 1, 2001 to 100% of the principal amount at maturity of the principal amount of the debentures.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONVERTIBLE DEBENTURES (CONTINUED)
    The debentures include warrants to purchase 350,000 common stock shares at a price of $2.00 per share. The warrants expire two years from the date of issuance.

CONVERTIBLE DEBENTURES (6%)

    During the year ended May 31, 2000, the Company issued $2,500,000 of convertible debentures maturing on February 22, 2002. Interest accrues at 6% and is payable in full at maturity. The debentures are convertible at the holder's option at any time at a conversion price equal to the lesser of (a) 110% of the average closing bid price of the Company's common stock for the five trading days prior to the date of initial payment or (b) 80% of the average of the three lowest closing bid prices of the Company's common stock during the 30 trading days prior to the date a conversion notice is received from a holder. In the event of a change in control of the Company, the holders' can require redemption of the debentures at a price equal to 125% of the aggregate outstanding principal and accrued interest.

    The debentures include warrants to purchase 250,000 common stock shares at a price of $2.61 per share. The warrants expire on February 22, 2005.

    Additionally, the holders of these debentures have an option to acquire an additional $2,500,000 of debentures under the same terms, which include additional warrants to purchase 250,000 common stock shares at a price of $2.61 per share. This option expires December 22, 2000.

6.  LITIGATION

    The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey. The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. As of May 31, 2000 and 1999, a reserve totaling $200,000 has been established in anticipation of settling this obligation.

    The Company is also defendant in a lawsuit filed by a corporation claiming damages of up to $1 million for breach of a stock purchase agreement, which was never consummated. Management believes its defenses are strong and plans on vigorously defending this lawsuit. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. The Company has not accrued a loss for this contingency in the accompanying consolidated financial statements.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is currently obligated under noncancellable operating leases for its Dallas office and warehouse facilities, which expire through December 2003. The leases also provide for payment of the Company's share of operating costs and contain renewal options at prevailing market rates.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future rental payments required under the above operating lease is as follows.

YEAR ENDING MAY 31,
-------------------
2001........................................................  $106,275
2002........................................................    73,566
2003........................................................    16,080
2004........................................................     9,380
                                                              --------
                                                              $205,301
                                                              ========

    During the years ended May 31, 2000 and 1999, rent expense totaled $102,660 and $80,670, respectively.

EMPLOYMENT AGREEMENTS

    The Company is currently obligated under employment agreements with its Chief Executive Officer and its President for annual compensation of $250,000 apiece and discretionary bonuses to be determined by the Company's board of directors. The agreements expire in May 2008. Compensation under such agreements was deferred during the period from June 1, 1997 through December 31, 1998. At January 31, 1999, the Board of Directors authorized payment of the deferred amount by issuing restricted common stock at $0.50 per share, issuing a combined total of 1,583,334 shares. Starting in January 1999, these two executives began receiving cash compensation at the rate of $125,000 apiece with the remainder of the contracted amounts being accrued in the accompanying consolidated financial statements.

    During the year ended May 31, 1999, the Company received a claim from a stockholder and former officer and director in the amount of $250,000 related to past employment services. However, during the year ended May 31, 2000, this claim was settled with the Company issuing 100,000 common stock shares to this stockholder at a fair value of $42,579.

    The Company's current compensation benefits do not provide any other post-retirement or post-employment benefits.

AIRSOPURE 999 LIMITED PARTNERSHIP

    In January 1999, the Company formed a limited partnership, Airsopure 999 Limited Partnership (LP), to fund production of the Company's new automobile, trunk mounted air filtration unit, the Model S-999. Airsopure, Inc., a subsidiary of the Company, became the general partner, and the limited partnership was authorized to sell up to $5 million of partnership interests. The limited partners are entitled up to a maximum of 20% of the gross sales from the S-999 over a three year period. Additionally, the Company guaranteed the limited partners a return of at most 150% of their investment at the end of the three year term by authorizing conversion of their limited partnership interests into shares of the Company's common stock. During the years ended May 31, 2000 and 1999, the LP raised $25,000 and $405,000, respectively, which amount is recorded as product marketing obligation.

8.  INCOME TAXES

    The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 2000 and 1999, the Company had net operating loss carry forwards for financial and tax reporting purposes of approximately $18,500,000 and $16,100,000, respectively. These carry forwards expire through the year 2012, and are further subject to the provisions of Internal Revenue Code Section 382.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)
    Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $5,510,440 deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowances in the same amount, as follows:

                                                                 2000         1999
                                                              ----------   ----------
Beginning balance...........................................  $4,680,290   $2,804,055
Increase during period......................................     830,150    1,876,235
                                                              ----------   ----------
Ending balance..............................................  $5,510,440   $4,680,290
                                                              ==========   ==========

    A reconciliation of income tax expense at the statutory federal rate to income tax expense at the Company's effective tax rate for the years ended May 31, 2000 and 1999 is as follows:

                                                                2000         1999
                                                              ---------   -----------
Tax (expense) benefit computed at statuatory federal rate...  $ 830,150   $ 1,465,896
NOL carryover...............................................   (830,150)   (1,465,896)
                                                              ---------   -----------
Income tax benefit..........................................  $      --   $        --
                                                              =========   ===========

9.  FINANCIAL INSTRUMENTS

    The Company's financial instruments, which potentially subject the Company to credit risks and none of which are held for trading purposes, consist of its cash, accounts and notes receivable, notes payable and convertible debentures.

CASH

    The Company maintains its cash in bank deposit and other cash equivalent investment accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

ACCOUNTS AND NOTES RECEIVABLE, TRADE

    The Company accounts and notes receivable (Note 3) are unsecured and represent sales not collected at the end of the year. Management believes these accounts and notes receivable are fairly stated at estimated net realizable amounts.

NOTES PAYABLE AND CONVERTIBLE DEBENTURES

    Management believes the carrying value of these notes (Note 4) and convertible debentures (Note 5) represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.  DISCONTINUED OPERATING SEGMENT

    In May 1999, the Company discontinued its McCleskey Sales and Services (MSS) operations which were being conducted through its wholly owned subsidiary by the same name. The net assets of this operating segment, consisting primarily of unamortized goodwill relating to the Company's purchase of MSS in 1995
(Note 1), approximated $583,000 and was charged against continuing operations.

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS AND WARRANTS

    During the years ended May 31, 2000 and 1999, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material. The options and warrants expire between September 2000 and February 2003 and are exercisable at prices from $0.20 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

    The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 432,850 and 205,900 warrant identified below as granted during the year ended May 31, 2000 and 1999, respectively (Note 4), all other amounts relate to stock options the Company has issued.

                                                                      2000                   1999
                                                              --------------------   --------------------
                                                                         WGT. AVE.              WGT. AVE.
                                                               SHARES    EXERCISE     SHARES    EXERCISE
                                                              (X1,000)     PRICE     (X1,000)     PRICE
                                                              --------   ---------   --------   ---------
Options and warrants outstanding at beginning of year.......   1,341       $2.06        480      $ 3.93
Granted.....................................................   1,698       $0.86        917      $ 0.61
Exercised...................................................    (437)      $0.85        (46)     $ 2.00
Expired.....................................................    (591)      $0.77        (10)     $10.00
                                                               -----                  -----
Options and warrants outstanding at end of year.............   2,011       $1.49      1,341      $ 2.06
                                                               =====                  =====
Options and warrants exerciseable at end of year............   2,011       $1.49      1,101      $ 2.06
                                                               =====                  =====
Weighted average fair value of options and warrants granted
  during the year...........................................               $0.27                 $ 0.60

    The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 2000, all of which are exercisable.

                    NUMBER       WEIGHTED AVE.        WEIGHTED
   RANGE OF       OUTSTANDING      REMAINING          AVERAGE
EXERCISE PRICES    (X1,000)     CONTRACTUAL LIFE   EXERCISE PRICE
---------------   -----------   ----------------   --------------
 $.15 - $.60          1098         0.9 years           $  .34
$2.00 - $2.61          660         1.1 years           $ 2.28
$3.75 - $5.00          240         2.0 years           $ 4.17
    $10.00              13         1.0 years           $10.00

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

                                                               YEAR ENDED      YEAR ENDED
                                                              MAY 31, 2000    MAY 31, 1999
                                                              -------------   -------------
Net loss....................................................   $(2,576,594)    $(4,364,880)
Net loss per share..........................................   $     (0.15)    $     (0.41)

    During the years ended May 31, 2000 and 1999, the Company also issued 1,796,879 and 1,583,334 common stock shares, respectively, in exchange for services. These services were recorded at their fair value of $616,406 and $ 791,667, respectively, and were charged to expense. In

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)
addition, during the year ended May 31, 2000, the Company issued 1,400,455 common stock shares to vendors in payment of trade payables, which were recorded at their fair value of $757,714.

12.  RELATED PARTIES

    During the years ended May 31, 2000 and 1999, the Company's chief executive officer and president made cash operating advances of $0 and $100,000 and received repayments of $0 and $127,000, respectively. The advances are to be repaid as cash is available or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum. At May 31, 2000 and 1999, advances payable to these officers totaled $210,338 and $216,488, respectively, and included $51,338 and $57,488, respectively, of accrued interest. During the year ended May 31, 2000, $30,000 of accrued interest was paid to the above individuals.

13.  LIQUIDITY ISSUES

    The continued operating losses by the Company and its subsidiaries raise concern about the Company's ability to generate profits from its operations. Management is currently negotiating several large contracts for its air filtration products, which will increase the Company's cash flow and its ability to generate profits. The Company has completed its air purification product line and is expanding its franchise and distributorship network throughout the nation and internationally. In addition, the Company is continuing efforts to raise additional equity capital to provide liquidity until cash can be generated by operations.

14.  SEGMENT INFORMATION

    During the years ended May 31, 2000 and 1999, the Company conducted its operations through two reportable operating segments, each of which was conducted through separate subsidiaries. Those reportable operating segments were its manufacture and sale of air purification products and franchises and its commercial and residential heating and air conditioning services, which was terminated in May 1999.

    The following table reflects certain information about the Company's reportable operating segments for the year ended May 31, 1999. For the year ended May 31, 2000, the accompanying consolidated financial statements reflect operating activities for its remaining reportable operating segment. There are no inter-segment revenue or expense transactions.

                                                                  AIR         HVAC
                                                               PRODUCTS     SERVICES       TOTAL
                                                              -----------   ---------   -----------
Revenues....................................................  $   618,442   $ 412,027   $ 1,030,469
Net operating loss..........................................  $(4,153,265)  $(158,194)  $(4,311,459)
Interest expense............................................  $   126,969   $   8,319   $   135,288
Depreciation and amortization...............................  $   107,637   $  22,297   $   129,934
Consulting services, non cash...............................  $   309,854   $      --   $   309,854
Expenditures for long-lived assets..........................  $        --   $      --   $        --
Total long-lived assets, net of accumulated depreciation....  $    89,569   $      --   $    89,569

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table includes the names, ages and positions of our directors and executive officers as of May 31, 2000. A summary of the background and experience of each of these individuals immediately follows the table.

    Our directors are:

NAME                           AGE                           POSITION
----                         --------       -------------------------------------------
C J Comu                        39          Chairman
John Potter                     58          Director
R. John Harris                  50          Director
Dr. Andrew Welch, M.D.          55          Director
Robert Galvan                   52          Director

    Our executive officers are:

NAME                           AGE                           POSITION
----                         --------       -------------------------------------------
C J Comu                        39          Chief Executive Officer
John Potter                     58          President
James R. Halter                 50          Chief Financial Officer and General Counsel
R. John Harris                  50          Chief Operating Officer

    C J COMU. Mr. Comu has served as our CEO, chairman and a director since May 1998. Mr. Comu was a co-founder, CEO and chairman of Airtech International Corporation, our wholly-owned subsidiary, since its formation in 1995. In January 1994, Mr. Comu co-founded Transworld Leasing Corporation with Mr. John Potter, also a director and executive officer, which provided financing and marketing expertise to the medical, computer and corporate sector prior to the formation of Airtech International Corporation.

    JOHN POTTER. Mr. Potter has served as our president and a director since February 1998. Mr. Potter was the co-founder, president and a director of Airtech International Corporation, our wholly-owned subsidiary, since its formation in 1995. In January 1994, Mr. Potter co-founded Transworld Leasing Corporation with Mr. C J Comu, also a director and executive officer, which provided financing and marketing expertise to the medical, computer and corporate sector prior to the formation of Airtech International Corporation. Prior to beginning his business career, Mr. Potter was an officer in the US Army.

    JAMES R. HALTER. Mr. Halter has served as our chief financial officer and general counsel since October, 1999. Mr. Halter earned a Masters in Business Administration from the State University of New York at Buffalo in 1977, and a Juris Doctorate from Case Western Reserve University in 1999. Mr. Halter has been a Certified Public Accountant since 1975. From January 1990 to October 1999, Mr. Halter owned his own tax and business consulting practice. Concurrently, from September 1996 to January 1999, Mr. Halter attended and received his juris doctor degree from Case Western Reserve University School of Law in Cleveland, Ohio.

    R. JOHN HARRIS. Mr. Harris has served as our chief operating officer since February 2000 and as a director since November 1999. Mr. Harris served as Chief Administrative Officer of Integrated Concepts, Inc. from June 1998 to October 1999 and as Chief Executive Officer of PreventCo Inc. from June 1996 to May 1998. Mr. Harris also served as Vice President and Medical Director of Airtech International Corporation from May 1994 to May 1996. Prior to 1994, Mr. Harris spent twenty years in various senior management capacities, and as an international consultant, in the field of acute medical/surgical hospital administration for leading hospital management companies such as Hospital Corporation of America and Hospital Management Professionals. Mr. Harris holds a Bachelors of Science degree from Oregon State University and a Masters of Hospital Administration from the University of Alabama.

    DR. ANDREW WELCH, M.D. Dr. Welch has served as a director since November 1999. From 1979 to the present, Dr. Welch has practiced orthopedic surgery for the Southwest Orthopedic and Sports Medicine Clinic located in Las Vegas, Nevada of which he is the president and owner.

    ROBERT GALVAN. Mr. Galvan has served as a director since November 1999. Since November 1999, Mr. Galvan has also served as the Associate Dean of the University of North Texas Health Science College, Fort Worth, Texas. From November 1998 to November 1999, Mr. Galvan served as the Director of Health for the City of Fort Worth, Texas. Mr. Galvan also served as the Director of Health and Community Development for the City of Plano, Texas from 1992 to October 1998.

    Our directors receive no cash compensation for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except as noted below, and based solely on our review of the copies of Section 16(a) forms received by us, we believe that from June 1, 1999 through May 31, 2000, all filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met, excluding Messrs. CJ Comu and John Potter.

    Mr. Comu, our chief executive officer and director, and Mr. Potter, our president and director, each filed a Statement of Changes in Beneficial Ownership on Form 4 four days after the required filing date. The due date for the forms was March 10, 2000 and the forms were filed by Mssrs. Comu and Potter on March 14, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                         ANNUAL COMPENSATION             COMPENSATION AWARDS
                                                  ----------------------------------   -----------------------
                                                                        OTHER ANNUAL   RESTRICTED   SECURITIES
                                        FISCAL                          COMPENSATION     STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR      SALARY     BONUS         (1)        AWARDS($)    OPTIONS(#)
---------------------------            --------   --------   --------   ------------   ----------   ----------
C J Comu, CEO, Chairman..............    2000     $41,195       $0         $     0      $ 83,825(2)  250,000

                                         1999           0        0          46,875       424,334(3)  150,000

                                         1998(4)        0        0               0             0           0

John Potter, President...............    2000      40,986        0               0        13,425(5)  250,000

                                         1999           0        0          46,875       424,334(6)  150,000

                                         1998(4)        0        0               0             0           0

Darrell R. Jolley, CFO...............    1999           0        0          58,333        12,500(7)   45,000

Doug S. Keane, President of
  Airsopure, Inc.....................    2000      24,173        0               0       116,452(8)        0

                                         1999           0        0          77,500        12,500(9)  100,000

                                         1998           0        0          62,917             0           0

R. John Harris, COO..................    2000      27,917        0               0        21,875(10)        0

James R. Halter, CFO and General
  Counsel............................    2000      18,227        0               0        46,527(11)        0

(1) See terms of employment agreements for Mr. Comu and Mr. Potter under the section titled "Employment Agreements."

(2) Mr. Comu received 249,986 shares of restricted common stock as additional compensation. The fair market value of the shares was $83,825 in the aggregate on the five dates of grant. All of these shares were fully vested on the dates of grant and are not entitled to dividends. As of May 31, 2000, Mr. Comu owned 1,368,864 shares of our restricted common stock with a market value of $1,753,789.

(3) Mr. Comu received 791,667 shares of restricted common stock for deferred wages of $250,000 per year for the period from June 1, 1997 through December 31, 1998. The fair market value of the shares was $395,834 on the date of grant, January 31, 1999. He also received 150,000 shares of common stock as additional compensation. The fair market value of the shares was $28,500 on the date of grant, December 31, 1998. All of these shares were fully vested on the date of grant and are not entitled to dividends.

(4) Disclosure is made of named executive officers of our subsidiary, Airtech International Corporation, for fiscal year 1998 for positions substantially similar to positions held in employment by us for fiscal years 1999 and 2000.

(5) Mr. Potter received 250,464 shares of restricted common stock as additional compensation. The fair market value of the shares was $79,028 in the aggregate on the five dates of grant. All of these shares were fully vested on the dates of grant and are not entitled to dividends. As of May 31, 2000, Mr. Potter owned 1,213,881 shares of our restricted common stock with a market value of $1,555,224.

(6) Mr. Potter received 791,667 shares of restricted common stock for deferred wages of $250,000 for the period from June 1, 1997 through December 31, 1998. The fair market value of the shares was

    $395,834 on the date of grant, January 31, 1999. He also received 150,000 shares of common stock as additional compensation. The fair market value of the shares was $28,500 on the date of grant, December 31, 1998. All of these shares were fully vested on the date of grant and are not entitled to dividends.

(7) Mr. Jolley received 25,000 shares of common stock as additional compensation. The fair market value of the shares was $12,500 on the date of grant, June 16, 1999. Effective September 1999, Mr. Jolley was no longer employed by us.

(8) Mr. Keane received 100,000 shares of restricted common stock as additional compensation. The fair market value of the shares was $75,000 on the date of grant, May 1, 2000. Mr. Keane also received 154,259 shares of restricted common stock as additional compensation. The fair market value of the shares was $41,452 in the aggregate on the five dates of grant.

(9) Mr. Keane received 25,000 shares of common stock as additional compensation. The fair market value of the shares was $12,500 at the date of grant, June 16, 1999. Effective November 1999, Mr. Keane was no longer employed by us.

(10) Mr. Harris received 100,000 shares of restricted common stock as additional compensation. The fair market value of the shares was $21,875 on the date of grant, December 15, 1999. All of these shares were fully vested on the date of grant and are not entitled to dividends. As of May 31, 2000, Mr. Harris owned 100,000 shares of our restricted common stock with a fair market value of $128,120.

(11) Mr. Halter received 100,000 shares of restricted common stock as additional compensation. The fair market value of the shares was $23,440 on the date of grant, December 8, 1999. Mr. Halter also received 35,183 shares of restricted common stock as additional compensation. The fair market value of the shares was $23,087 on the date of grant, January 6, 2000. All of the shares issued to Mr. Halter were fully vested and are not entitled to dividends. As of May 31, 2000, Mr. Halter owned 135,193 shares of our restricted common stock with a fair market value of $173,209.

                             OPTION GRANTS IN 2000

    The following table lists those persons in the previous table who were granted options to purchase shares of our common stock during fiscal year 2000.

                                              % OF TOTAL OPTIONS/
                       NUMBER OF SECURITIES     SARS GRANTED TO
                       UNDERLYING OPTIONS/         EMPLOYEES        EXERCISE PRICE   MARKET PRICE ON DATE        EXPIRATION
NAME                       SARS GRANTED         IN FISCAL YEAR        ($/SHARE)            OF GRANT                 DATE
----                   --------------------   -------------------   --------------   --------------------   --------------------
C J Comu.............        250,000                  50%                $0.25              $0.44              December 17, 2004
John Potter..........        250,000                  50%                $0.25              $0.44              December 17, 2004

                          2000 YEAR-END OPTION VALUES

    Set forth in the following table is information, with respect to each named executive officer, as to:

    - the number of shares acquired during fiscal year 2000 upon each exercise of options granted to each individual;

    - the aggregate value realized upon each exercise which is the difference between the market value of the shares at exercise and their exercise price;

    - the total number of unexercised options held on May 31, 2000, separately identified between those exercisable and those not exercisable; and

    - the aggregate value of in-the-money, unexercised options held on May 31, 2000, separately identified between those exercisable and those not exercisable.

                                                     NUMBER OF SECURITIES
                           SHARES                   UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON    VALUE     OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END EXERCISABLE/
  NAME                    EXERCISE     RECEIVED   EXERCISABLE/UNEXERCISABLE                  UNEXERCISABLE(1)
  ----                   -----------   --------   --------------------------   --------------------------------------------
  C J Comu.............      -0-         -0-                400,000/0                          $374,980/$0
  John Potter..........      -0-         -0-                400,000/0                          $374,980/$0

(1) The value is calculated based upon the aggregate amount of the excess of
    $      over the relevant exercise prices.

EMPLOYMENT AGREEMENTS

    We have ten (10) year employment contracts with C J Comu and John Potter for annual compensation of $250,000 each, terminating May 31, 2008. Under the terms of these contracts and agreements between our board of directors, Mr. Comu and Mr. Potter, these contracts are funded on a cash basis at such time as we are in a financial position to pay the salaries under these contracts. Unpaid compensation under these contracts, dating from June 1, 1997 through December 31, 1998, was paid to Mr. Comu and Mr. Potter effective January 31, 1999 through the issuance to each of them of 791,667 shares of our restricted common stock. Effective January 15, 1999, Mr. Comu and Mr. Potter began receiving cash compensation under the agreements at an annual rate of $125,000 each when cash was available. The remainder of the amounts due each officer under their contracts will be converted to our restricted common stock during fiscal year 2001. Effective June 1, 1999, Mr. Comu and Mr. Potter have further agreed with our Board of Directors to reduce compensation to $125,000.

COMPANY STOCK PLANS

    EMPLOYEE STOCK PLANS. Our board of directors periodically establishes employee stock grant plans under which unrestricted shares of our common stock are issued and granted to certain employees, management and consultants for performance rewards or services rendered. The terms and conditions of stock grants under the stock plans are within the sole discretion of our board of directors. We do not have formal written plans and all issuances of shares of common stock under our stock plans are made pursuant to registration statements on Form S-8 filed by us from time to time with the SEC.

    On June 9, 1998, we filed a Form S-8 registration statement registering 160,000 shares of our common stock. Through July 30, 1998, we issued 56,002 shares of common stock to consultants and 103,998 shares to employees. The shares of common stock issued were accounted for as consulting services and employee wages. As of March 23, 2000, all of the shares registered under the Form S-8 registration statement were issued under the stock plans.

    On November 12, 1998, we filed a Form S-8 registration statement registering 800,000 shares of our common stock. Through July 30, 1999, we issued 261,009 shares of common stock to consultants and 538,991 shares to employees. The shares of common stock issued were accounted for as consulting services and employee wages. As of March 23, 2000, all of the shares registered under the Form S-8 registration statement were issued under the stock plans.

    On July 30, 1999, we filed a Form S-8 registration statement registering 900,000 shares of our common stock, all of which were issued as of March 23, 2000 under the stock plans. The shares of common stock were accounted for as consulting services and employee wages.

    2000 KEY EMPLOYEE OPTION PLAN. Effective May 31, 1999, our board of directors adopted the Airtech International Group 2000 Key Employee Option Plan in order to motivate our qualified employees to assist us in retaining employees and to align the interest of key employees with those of our shareholders. The 2000 Option Plan is authorized for key employees including the chief executive officer, president, chief financial officer, vice president franchising, vice president production, and vice president finance. The 2000 Option Plan provides for the grant of "incentive stock options" and "non-qualified stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The approval authorized the issuance of a maximum of

    - 1,000,000 shares of our common stock subject to the options,

    - with a range of exercise prices from $0.25 to $2.50 per share,

    - vesting over a two to three year period, and

    - expiring ten (10) years from the date of grant.

    Our board of directors expects to grant option agreements during fiscal year 2001 to the key employees specifying the respective number of options, vesting periods, exercise prices and incentives, if any. On November 11, 1999, we filed a Form S-8 registration statement for 900,000 shares of our common stock issuable with respect to options granted under the 2000 Option Plan. As of July 31, 2000, no options had been granted under the 2000 Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of July, 31, 2000, certain information concerning the beneficial ownership of each class of our voting stock held by:

    - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

    - each of our directors;

    - each of our executive officers; and

    - all of our executive officers and directors as a group.

                                    AMOUNT AND NATURE OF
                                         BENEFICIAL            PERCENT OF COMMON STOCK
NAME AND ADDRESS(1)             OWNERSHIP OF COMMON STOCK(2)        OWNERSHIP(3)
-------------------             ----------------------------   -----------------------
C J Comu......................             1,768,864(4)                 8.22%
John Potter...................             1,613,881(5)                 7.50%
Robert Galvan.................               100,000                     *
James R. Halter...............               135,193                     *
Dr. Andrew Welch, M.D.........               240,382(6)                 1.14%
R. John Harris................               100,000                     *
Officers and Directors as a
  Group (6 persons)...........             3,958,320(7)                18.06%

* Less than 1%

(1) The address of each director, officer and principal stockholder is c/o Airtech International Group, Inc., 15400 Knoll Trail, Suite 200, Dallas, TX 75248.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised.

(4) Represents 1,368,864 shares of common stock owned directly. Also represents 150,000 shares owned pursuant to warrants to purchase shares of common stock at $0.50 per share and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.25 per share, all of which are exercisable within 60 days. Does not include 211,340 shares of common stock owned by Mr. Comu's relatives, Sevim Comu and Cem Comu, of which Mr. Comu disclaims beneficial ownership.

(5) Represents 1,213,881 shares of common stock owned directly. Also represents 150,000 shares owned pursuant to warrants to purchase shares of common stock at $0.50 per share and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.25 per share, all of which are exercisable within 60 days. Does not include 432,492 shares of common stock owned by Mr. Potter's relatives, Susan Potter and John Garth Potter, of which
    Mr. Potter disclaims beneficial ownership.

(6) Represents 100,000 shares of common stock owned directly and 140,382 shares owned by the Welch Family Partnership, L.P. of which Dr. Welch may be deemed the beneficial owner.

(7) See notes 4, 5 and 6.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal year 1999, our president advanced cash to us totaling $100,000. As of May 31, 2000, we owed $210,338 to our chief executive officer and $216,488 to our president, on prior advances from each officer, including accrued interest. We have agreed to repay these advances as cash is available or by issuing our common stock. We have also agreed to pay interest at 15% per annum on the outstanding balances. During fiscal year 2000, we paid our chief executive officer and our president $15,000 each representing accrued interest on the notes.

    Peter Kertes, one of our principal stockholders during fiscal year 1999, is the President of EquitNet.Com, a weekly investor newsletter. Mr. Kertes provided us with a market research analysis dated July 6, 1999 of our common stock for which he was compensated $3,500 in cash and issued 17,500 shares of common stock. The fair market value of the shares of common stock on the date of issuance was $2,734. We also signed an agreement with Mr. Kertes to provide investment banking services to us. Mr Kertes was compensated by the issuance of 29,600 shares of our common stock. The fair market value of the shares of common stock on the date of issuance was $4,625. In March 2000, the agreement with Mr. Kertes was renewed and extended to August 31, 2001. As of May 31, 2000,
Mr. Kertes owned 2.9% of our outstanding shares of our common stock.

    Dr. Andrew Welch, M.D., one of our directors, is the managing partner of Aircare, LLC, a franchisee of our wholly-owned subsidiary, Airsopure, Inc., for Las Vegas, Nevada. For the fiscal year ended May 31, 2000, Aircare, LLC purchased from us, for cash, $91,793 of our air purification products at the wholesale price available to our other distributors.

    We believe that the terms of the above described transactions are fair and similar to or better than the terms we could have obtained from arms length negotiations with third parties.

    On April 4, 2000, the Insider, Inc. and The Insider Review published a research report relating to our business and the market for our common stock. Mr. Patrick Comer is the president of The Insider and The Insider Review. The Insider publishes various research reports emphasizing micro-cap companies with high growth potential. The Insider Review is an Internet-based weekly newsletter which may be accessed at theinsiderreview.com. We paid The Insider $3,000 in cash and issued The Insider 10,000 shares of our common stock for its efforts in researching and presenting the information contained in the research report. The fair market value of the shares of common stock on the date of issuance was $15,000. Our payments to The Insider are disclosed at the end of the research report in compliance with Section 17(b) of the Securities Act. Section
17(b) requires disclosure of the consideration received by any person from an issuer for communications describing the securities of the issuer. We are not now, nor have we been in the past, an affiliate of Mr. Comer, The Insider or The Insider Review. Except for the payments paid to The Insider in April for the research report, we have not paid any consideration for any other services provided by Mr. Comer, The Insider, The Insider Review or their affiliates.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   EXHIBIT NUMBER                                 DOCUMENT
---------------------   ------------------------------------------------------------

        3.1*            Restated Articles of Incorporation filed December 27, 1991 of the Company's predecessor in name, Interactive
                          Technologies Corporation, Inc.

        3.2*            Articles of Amendment dated filed May 14, 1997 of the
                          Company's predecessor in name Interactive Technologies
                          Corporation, Inc.

        3.3*            Articles of Amendment of the Company filed October 16, 1998

        3.4             Bylaws of the Company's predecessor in name, Interactive
                          Technologies Corporation, Inc. (incorporated by reference
                          to the Company's Form 10 filed on January 14, 1992)

        4.1*            Specimen Common Stock Certificate

        4.2*            Specimen Series "M" Preferred Stock Certificate

        4.3*            Form of Warrant to purchase shares of Common Stock granted to holders of Series "M" Convertible Preferred Stock

        4.4*            Form of Securities Purchase Agreement dated February 22,
                          2000 by and between the Company and PK Investors LLC

        4.5*            Form of 6% Convertible Debenture Due 2002

        4.6*            Form of Warrant to purchase shares of Common Stock granted to holders of 6% Convertible Debentures Due 2002

        4.7*            Registration Rights Agreement dated February 22, 2000 by and between the Company and PK Investors LLC relating to the
                          registration of the Common Stock and Warrants related to
                          Exhibits 4.4 and 4.5

        4.8*            Form of Conditional Warrant to Purchase 6% Convertible
                          Debentures and Warrants to Purchase Common Stock

        4.9             Form of 12% Convertible Debenture Due 2005

        4.10            Form of Warrant to purchase shares of Common Stock granted to holders of 12% Convertible Debentures Due 2005

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

       10.2*            Employment Agreement dated May 1, 1997 between the Company and C.J. Comu

       10.3*            Employment Agreement dated May 1, 1997 between the Company and John Potter

       10.4*            Form of Franchise Agreement relating to franchises offered by Airsopure International Group, Inc., a wholly-owned
                          subsidiary of the Company

       10.5*            Form of Development Agreement offered to franchisees by
                          Airsopure International Group, Inc., a wholly-owned
                          subsidiary of the Company

   EXHIBIT NUMBER                                 DOCUMENT
---------------------   ------------------------------------------------------------
       10.6*            Form of Offering Circular presented to franchisees by
                          Airsopure International Group, Inc., a wholly-owned
                          subsidiary of the Company

       21               Subsidiaries of the Registrant

       27               Financial Data Schedule

------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554.

(b)  Reports on Form 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AIRTECH INTERNATIONAL GROUP, INC.

                                                       By:                 /s/ C. J. COMU
                                                              ---------------------------------------
                                                                             C. J. Comu
                                                                      CHIEF EXECUTIVE OFFICER

                                                       Date:             September 7, 2000
                                                              ---------------------------------------

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                   /s/ C. J. COMU
     -------------------------------------------       Director and Chief           September 7, 2000
                     C. J. Comu                          Executive Officer

                   /s/ JOHN POTTER
     -------------------------------------------       President and Director       September 7, 2000
                     John Potter

                 /s/ R. JOHN HARRIS
     -------------------------------------------       Director                     September 7, 2000
                   R. John Harris

             /s/ DR. ANDREW WELCH, M.D.
     -------------------------------------------       Director                     September 7, 2000
               Dr. Andrew Welch, M.D.

                  /s/ ROBERT GALVAN
     -------------------------------------------       Director                     September 7, 2000
                    Robert Galvan

                 /s/ JAMES R. HALTER                   Principal Accounting
     -------------------------------------------         Officer and Principal      September 7, 2000
                   James R. Halter                       Financial Officer