Form 10QSB
period 2000-08-31
AIRTECH INTERNATIONAL GROUP INC
filed 2000-10-20
CIK 883041

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

For the Quarter Ended                                           Commission File
  August 31, 2000                                               Number 0-19796


                        AIRTECH INTERNATIONAL GROUP, INC.
               (Exact name of registrant as specified in charter)

      Wyoming                                                     98-0120805
--------------------                                         ------------------
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

                                  Yes  X  No
                                      ---    ---

              The Registrant has 22,367,740 shares of common stock,
               par value $0.05 per share issued and outstanding as
                               of August 31, 2000.

              Traditional Small Business Disclosure Format

                                  Yes  X  No
                                      ---    ---

                        Airtech International Group, Inc.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.        Airtech International Group, Inc.
               Financial Statements (Unaudited)
               Balance Sheet as of August 31, 2000 and 1999                   3
               Statement of Operations for the three months
               ended August 31, 2000 and 1999                                 5
               Statement of Cash Flows for the three months
               ended August 31, 2000 and 1999                                 6
               Notes to Financial Statements                                  7


Item 2.   Management's Discussion and Analysis                               10



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                  13

Item 2.   Changes in Securities                                            None

Item 3.   Defaults upon Senior Securities                                  None

Item 4.   Submission of Matters to a Vote of Security Holders              None

Item 5.   Other Information                                                None

Item 6.   Exhibits and Reports on Form 8-K                                 None


SIGNATURE PAGE                                                               14

                     [LETTERHEAD OF TURNER, STONE & COMPANY]


                        INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Stockholders
Airtech International Group, Inc.
  and subsidiaries
Dallas, Texas


We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of August 31, 2000 and the related statement of operations stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Turner, Stone & Company, LLP

Certified Public Accountants
October 20, 2000

Part 1-Financial Information
       Item 1   Financial Statements

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       August 31, 2000 AND AUGUST 31, 1999

                                     ASSETS

CURRENT ASSETS                                              2000            1999
                                                            ----            ----

     Cash                                                 $302,169         $20,106
     Trade accounts receivables, net of allowance
         for doubtful accounts of $20,000 and $20,000      540,096         292,139

     Other                                                                  87,135
     Notes receivable, current portion                     437,250            -
     Inventory                                           1,330,198         242,665
     Prepaid expenses and other assets                      82,823            -
                                                         ---------         -------
             Total current assets                        2,692,536         785,795

PROPERTY AND EQUIPMENT - net of accumulated deprec-
iation of $182,374 and $219,758 respectively               176,290          80,327


NOTES RECEIVABLE - net of current portion, net of
Allowance for doubtful accounts of $0 and $0,
respectively                                             1,125,000         431,250

OTHER ASSETS
   Goodwill, net of $40,810 and $81,621 of accum-
         ulated amortization,respectively                  102,432         162,155

   Intellectual properties, net of $153,300 and            933,597       1,010,195
         $45,060 of accumulated amortization,
         respectively
   Other, Prepaid Royalties                                361,981         515,208
                                                         ---------       ---------

             Total other assets                          1,398,010       1,687,558
                                                         ---------       ---------
                                                        $5,391,836      $2,984,930
                                                        ==========      ==========


    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       AUGUST 31, 2000 AND AUGUST 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2000           1999
                                                         ----           ----

CURRENT LIABILITIES
   Notes payable - current portion                   $   277,185    $   277,185
   Accounts payable, trade                               554,990        704,209
   Advances from officers                                210,338        216,488
   Accrued payroll and payroll taxes                     457,134        357,644
   Other accrued expenses                                488,938        373,622
                                                     -----------    -----------
             Total current liabilities                 1,988,585      1,929,148
LONG-TERM LIABILITIES
  Notes payable
  Deferred revenue                                       340,000        400,000
  Product Marketing Obligation                           430,000        405,000
    Convertible Debenture                              2,600,000              -
                                                     -----------    -----------
             Total long-term liabilities               3,370,000        805,000

             Total liabilities                         5,358,585      2,734,148

COMMITMENTS AND CONTINGENCIES                              -              -

STOCKHOLDERS' EQUITY
  Series M cumulative, convertible preferred,
  990,625 and 1,143,750 respectively;
  outstanding,liquidation preference of $1.00
  per share                                                  991          1,144
  Common stock - $.05 par value, 50,000,000
  shares authorized, 22,367,740 and 14,654,332
  shares issued and outstanding,respectively           1,118,387        732,716
  Additional paid-in capital                           7,893,981      5,686,575
  Retained deficit                                    (8,980,108)    (6,169,653)
                                                     -----------    -----------
           Total stockholders' equity                     33,251        250,782
                                                     -----------    -----------
                                                     $ 5,391,836    $ 2,984,930
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED AUGUST 31,2000 AND AUGUST 31,1999

REVENUES                                               2000             1999
                                                       ----             ----

   Product sales                                   $   518,637      $   345,441
   Franchisee fees                                           -           15,000
                                                   -----------      -----------
         Total revenues                                518,637          360,441

COSTS AND EXPENSES

   Salaries and wages                                  340,650          169,295
   Research and Development                             75,250           46,875
   Cost of sales                                       284,472          322,549

   Advertising                                         123,604           24,640
   Depreciation and amortization                        78,187           38,473
   Other general & administrative expense              250,505           67,793
                                                   -----------      -----------

         Total costs and expenses                    1,152,668          669,625
                                                   -----------      -----------


LOSS FROM OPERATIONS                                  (634,031)        (309,184)

Interest expense                                       (62,610)         (18,596)
                                                   -----------      -----------

NET LOSS BEFORE INCOME TAXES                          (696,641)        (327,780)

Income taxes                                                 _                _
                                                   -----------      -----------
NET LOSS                                           $  (696,641)     $  (327,780)
                                                   ===========      ===========

LOSS PER COMMON SHARE - BASIC                      $     (0.03)     $     (0.02)
                                                   ===========      ===========


LOSS PER COMMON SHARE - DILUTED                    $     (0.03)     $     (0.02)
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

                                                         2000            1999
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $  (696,641)   $  (327,780)
 Adjustments to reconcile net income to cash
    Depreciation and amortization                         78,187         38,473
    Stock payments to employees and consults                            211,950

 Changes in operating assets and liabilities
    Accounts receivable                                 (270,125)      (195,324)
    Inventory                                           (791,246)             -
    Accounts payable                                     294,880        194,016
    Accrued expenses                                      80,045         56,963
    Other Receivables                                     50,000        (20,000)
                                                     -----------    -----------

         Net cash used in operating activities        (1,254,900)      (286,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for other assets                           (35,789)             -
                                                     -----------    -----------


         Net cash used in investing activities           (35,789)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                  106,798              -
                                                     -----------    -----------

Net cash provided by financing activities               (106,798)

DECREASE IN CASH                                      (1,185,477)       (41,702)
                                                     -----------    -----------

CASH, BEGINNING OF PERIOD                              1,487,646         61,808
                                                     ===========    ===========

CASH, END OF PERIOD                                  $   302,169    $    20,106
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                        AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Airtech International Group, Inc. (the Company), formerly Interactive Technologies Corporation (ITC), was incorporated in the state of Wyoming on August 8,1991. As of May 31, 1998, in connection with the acquisition discussed below, the Company manufactures and sells a full line of air purification products.

On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation (AIC), which through its subsidiaries manufactures and sells various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 shares of common stock valued at $.625 per share, the issuance of 11,858,016 shares of Series A convertible preferred stock shares valued at $.625 per share and the issuance of $9,000,000 of convertible debentures.

However, because these convertible securities were converted into common stock within two months following acquisition, the shareholders of AIC obtained control of the company. As a result, AIC became the acquiror for financial reporting purposes.

The transaction was accounted for using the purchase method of accounting with AIC for accounting and reporting purposes the acquiror. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair value of zero.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. and McCleskey Sales and Service, Inc.,(dormant) each of which has a fiscal year ended May 31, and AIC's investment in Airsopure 999LP, a Texas Limited Partnership with a December 31 year end. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

Amortization

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded ratably over a ten-year term.

Goodwill recorded in the financial acquisition of ITC, is being amortized under the straight-line method over 50 years.

A prepaid royalty fee, paid pursuant to a December 1995 agreement and related to the Company's portable medical unit, is being amortized using the straight-line method over 24 months beginning January 2000.

Inventories

Inventories are carried at the lower of cost or net realizable value (market) and include component parts used in the assembly of the Company's line of air purification units, filters and finished goods comprised of completed products. The costs of inventories are based upon specific identification of direct costs and allocable costs of direct labor, packaging and other indirect costs.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided by straight line and accelerated methods for financial and tax reporting purposes, respectively, over estimated useful lives of five years.

Product marketing obligation

Product marketing obligations pursuant to Statement of Financial Accounting Standards, "SFAS" No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market the Model S-999 as a product marketing obligation.

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

Cash flow

For purposes of the statement of cash flows, cash includes demand deposits, short term cash equivalent investments and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Loss per share

The basic and diluted loss per share are based upon 21,647,192 and 14,654,332, respectively, weighted average shares of common stock outstanding over the three month period ending August 31, 2000 and 1999. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.

Convertible debentures (6%)

On February 22, 2000, we entered into a securities purchase agreement with PK Investors LLC ("PKI") to raise up to $5,000,000 through the sale to PKI of up to $5,000,000 in principal amount of our 6% Convertible Debentures ("Debentures") and Warrants to purchase up to 500,000 shares of our Common Stock ("Warrants"). Upon execution of the securities purchase agreement, PKI purchased $2,500,000 in principal amount of the Debentures and Warrants to purchase 250,000 shares of Common Stock for a purchase price of $2,500,000. Under the terms of the securities purchase agreement, the Company also issued to PKI a Conditional Warrant to purchase the remaining $2,500,000 in principal amount of Debentures and the remaining Warrants to purchase 250,000 shares of our Common Stock. The Debentures, Warrants, and Conditional Warrant were sold and issued to PKI in a private transaction exempt from registration under Section 4 (2) of the Securities Act of 1933.

Convertible Debentures (12%)

During the year ended May 31, 2000, the Company issued $350,000 of convertible debentures maturing on September 1, 2004. Interest is payable at 12% semi-annually. The debentures are convertible at the holder's option at any time beginning one year after issuance at a conversion price of $1.00 per share. The debentures include warrants to purchase 350,000 common shares at a price of $2.00 per share. The warrants expire two years from the date of issuance.

Convertible Preferred Stock

During the year ended May 31, 1998, the Company, from the 5,000,000 shares, authorized, issued 1,143,750 of convertible preferred stock for $1 per share. The shares have a par value of $.001, do not pay dividends, are convertible at the holder's option for one share of the Company's common stock, and receive up to 20%, if totally subscribed, of the gross proceeds from the Company's sales of its portable individual air purifier for a two-year period. As of August 31, 2000 and 1999, there were 990,625 and 1,143,750 shares of preferred stock outstanding, respectively.

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is currently obligated under noncancellable operating leases for its Dallas office and warehouse facilities which expire in December 2003.

Minimum future rental payments required under the above operating lease is as follows.

         Year ending May 31

               2001                $  106,275
               2002                    73,566
               2003                    16,080
               2004                     9,380
                                  ------------------
                                   $  205,301
                                  ==================

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

Stock options and warrants

Through the quarter ended August 31,2000 and 1999, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between September 2000 and February 2003 and are exercisable at prices from $0.20 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

Part I. Item 2. MANAGEMENT DISCUSSION AND ANALYSIS

         The Company restated and re-filed its Financial Statements for the year ended May 31, 1999 and the comparable period ending May 31, 1998 in conformance with the reverse merger with ITC. The Company originally filed the May 31, 2000 10-K/SB and August 31, 2000 financial statements incorporating this reverse merger. The August 31, 1999 comparable period financial statements were also restated to reflect the reverse merger.

1.       Results of Operations

         Revenues

                  The Company's Revenues increased forty-four per cent or $158,196 to total $518,637 for the three months ended August 31, 2000 as compared to $360,441 for the three months ended August 31, 1999. Included in the revenue number are the sales of air purification products through the Company's franchise consumer stores. The total product sales increased $173,196 over the comparable period. Sale of franchise fee revenue decreased $15,000 over the comparable three-month period. The sale of franchises increased by eight in number, however, the sale of franchise territories were made with no fee income to jump start the new franchise sales.

         Costs and Expenses

                  The Cost of sales decreased $38,077 to $284,472 even though sales of product increased $173,196. This is a decrease of cost of sales as a percentage of product sales from 93% to 55% for the three months ended August 31, 1999 and August 31, 2000 respectively.

                  As a result of the Company operating four franchise stores during the three months ended August 31, 2000, the salaries and wages expense and other general and administrative expenses increased compared to the comparable three months ended August 31, 1999 where there were no Company operated franchise stores. As of September 1, 2000 the Company has sold two of the four Company stores to third parties and consolidated the two stores located in Dallas, Texas. Salaries and wages increased $171,355 to $340,650 for the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The wages increased due to additional corporate personnel in the franchise sales support area and the staff expenses for the Company owned stores. Other general and administrative expenses also increased $182,712 to $250,505 for the three months ended August 31, 2000 compared to the three months ended August 31, 1999. The increase is attributable to the costs of the Company owned store overhead costs as well as general corporate legal and accounting increased expenses.

                  Research and development increased $28,375 to $75,250 for the three months ended August 31, 2000 compared to the three months ended August 31, 1999. This increase was due to the development and testing of the Company's new in-line product the Model S-30.

                  Likewise, the increase in advertising and promotional expenses increased $98,964 to $123,604 for the three months ended August 31, 2000 as compared to the similar three months in 1999. The increase is due to the advertising for the franchise consumer products and the new Model S-30.

                  Depreciation and amortization increased $39,714 to $78,187 for the three months ended August 31, 2000 compared to the $38,473 in expense for the three months ended August 31, 1999. This increase is due to the amortization of the Prepaid Royalties that was not required in 1999.

         Interest Expense

                  Interest expense increased $44,014 to $62,610 for the three months ended August 31, 2000 as compared to the $18,596 in interest expense for the three months ended August 31, 1999. This increase is due to the interest expense for the Convertible Debentures of $2,600,000 outstanding during this three-month period compared to no debenture interest for 1999.

                  In total, the net loss for the three months ended August 31, 2000 of $696,641, or $.03 per share is 112%, or $.01 per share greater than the $327,780, or $.02 per share net loss for the three months ended August 31, 1999.

2.       Liquidity and Capital Resources

                  During the three months ended August 31, 2000, the Company continued to finance operations with the proceeds of private placements of securities completed and received in February 2000, and long term vendor payout schedules. During February 2000, the Company consummated a $5,0000 Convertible Debenture sale with $2,500,000 invested to date, to a New York City investment company. The debenture holder may exercise the conditional warrant at any time prior to December 22, 2000. We can not assure you that the holders will exercise the conditional warrant. The Company also has sold privately $350,000 of 12% Convertible Debentures during the previous fiscal year. The Company has invested the proceeds in inventory, trade receivables and cash. The Company expects to sell up to $5,000,000 in similar Private sale convertible debentures and consummate an additional $2,500,000 to $10,000,000 in convertible debentures or common stock based long-term lines of credit, whichever is the most advantageous to the Company. The Company has also started the sale of franchises for its consumer products. The sale of the projected 50 to 100 franchises over the next 12 months could result in up to $1,875,000 in franchise fees for the Company. A total of eight franchises have been sold as of August 31, 2000 along with the one Company store. The Company feels that these resources along with increased sales of products, will enable the Company to aggressively pursue the indoor air purification market with adequate funding.

                  The Company does not have any plans for major capital outlays over the next 12 months. Any increased expenditure will be based on customer demand or made to order products thereby resulting in predictable payoff periods.

                  Certain statements in this Form 10-QSB constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

ITEM 1

Legal Proceedings

                  The company has been named as a defendant in a number of lawsuits arising in the ordinary course of business. In some of these cases a judgment was rendered against the Company. The Company has answered these routine causes of action where appropriate, negotiated settlements where appropriate negotiated settlements where appropriate and agreed to a payment schedule with respect to others. The Company has fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $28,000.

         In 1997, the Company was also named as a defendant in a cause of action styled LLB REALTY, L.L.C. V INTERACTIVE TECHNOLOGIES, CORP., Cause No. MER-L-1534-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into by the Company for office facilities in New Jersey. The Company never occupied the space based upon the plaintiff (lessor) failing to finish out the space pursuant to the Company's specifications. The complaint alleges damages of approximately $607,000 for remaining lease payments, finish-out costs and lost revenues. Although the Company is currently in negotiations for a favorable settlement relating to the complaint, the outcome of these negotiations is uncertain. The Company established a reserve in our consolidated financial statements in the amount of $200,000 in anticipation of a settlement.

         The Company is also a defendant in a lawsuit filed March 2, 2000 called H.A.A. INC. V. AIRTECH INTERNATIONAL GROUP, INC., Cause No. oo CV-1603 (KMW) in the United States District Court for the Southern District of New York. The plaintiff is seeking specific performance of an alleged contract providing for our sale to the plaintiff of 1,854,386 shares of our common stock for a cash purchase price of $419,000. The case is in the later stages of discovery and we intend to vigorously defend against the plaintiff's claims. We have not established any reserves for this action.

ITEM 2

Changes in Securities, None

ITEM 3

Defaults upon Senior Securities, None

ITEM 4

Submission of Matters To Vote of Security Holders

         During the three months ended August 31, 2000 there were no submissions of matters for shareholders' vote.

ITEM 5

Other Information,None

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

                              Dated:  October 20,2000

                              AIRTECH INTERNATIONAL GROUP, INC.

                              by: /s/ CJ Comu
                              ----------------------------------------------
                                  Chairman and Chief Executive Officer

                              by: /s/ James R. Halter
                              ----------------------------------------------
                                  Chief Financial and Accounting Officer