Form 10QSB
period 2000-11-30
AIRTECH INTERNATIONAL GROUP INC
filed 2001-01-19
CIK 883041

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC


                                   FORM 10-QSB

                       PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934


FOR THE QUARTER ENDED                                           COMMISSION FILE
  NOVEMBER 30, 2000                                              NUMBER 0-19796


                      AIRTECH INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in charter)

    WYOMING                                                       98-0120805
------------------                                           ---------------
(State or other                                                 (IRS Employer
Jurisdiction of                                              Identification No.)
Incorporation)

                           15400 Knoll Trail, Ste. 200
                               Dallas, Texas 75248
                    (Address of Principal Executive Offices)


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

The Registrant has 22,579,644 shares of common stock, par value of $0.05 per share issued and outstanding as of November 30, 2000.

                  Traditional Small Business Disclosure Format

                           Yes X            No
                              ---             ---

                        AIRTECH INTERNATIONAL GROUP, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Independent Accountant's Report                                           3

PART I-FINANCIAL INFORMATION                                              4

Item 1.  Airtech International Group, Inc. Financial Statements
         (Unaudited) Balance Sheet as of November 30, 2000 and 1999
         Statement of Operations for the three months ended November 30, 2000 and 1999 Statement of Operations for the six months ended
         November 30, 2000 and 1999 Statement of Cash Flows for the six months ended November 30, 2000 and 1999 Notes to Financial
         Statements

Item 2.  Management's Discussion and Analysis                            15


PART II-OTHER INFORMATION

Item 1.    Legal Proceedings                                             18

Item 2.    Changes in Securities                                         18

Item 3.    Defaults upon Senior Securities                               18

Item 4.    Submission of Matters to a Vote of Security Holders           18

Item 5.    Other Information                                             19

Item 6.    Exhibits and Reports on Form 8-K                              19

SIGNATURE PAGE                                                           20

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Airtech International Group, Inc. and subsidiaries
Dallas, Texas


         We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of November 30, 2000 and the related statement of operations, stockholders' equity and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying November 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Turner, Stone & Company, LLP

Certified Public Accountants
January 19, 2001

PART 1-FINANCIAL INFORMATION

  ITEM 1 FINANCIAL STATEMENTS


               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                     ASSETS


CURRENT ASSETS                                                                                   2000           1999
--------------                                                                                ----------     ----------
   Cash                                                                                      $   83,301     $   14,544
   Trade accounts receivables, net of allowance for doubtful accounts of                        633,211        295,385
     $40,000 and $20,000 respectively
     Notes receivable, current portion                                                          437,250        143,750
   Inventory                                                                                  1,211,460        242,665
   Prepaid expenses and other assets                                                            121,610        205,511
                                                                                             ----------     ----------
     Total current assets                                                                     2,486,832        901,855
                                                                                             ----------     ----------
PROPERTY AND EQUIPMENT-net of accumulated depreciation of
     $198,159 and $138,117 respectively                                                         160,955        117,086
NOTES RECEIVABLE-net of current portion, net of allowance for
     Doubtful accounts of $0 and $0, respectively                                             1,078,312        431,250
OTHER ASSETS
     Goodwill, net of $45,810 and $64,763 of accumulated amortization,
     respectively                                                                                97,432        114,291
     Intellectual properties, net of $167,300 and $78,060 of accumulated
         amortization, respectively                                                             926,597      1,003,112
     Other, Prepaid Royalties                                                                   287,481        516,208
                                                                                             ----------     ----------
     Total other assets                                                                       1,311,510      1,633,611
                                                                                             ----------     ----------
                                                                                             $5,037,609     $3,083,802
                                                                                             ==========     ==========



   The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                                    2000            1999
                                                                                   -----------      -----------
   Notes payable-current portion                                                   $   352,185      $   277,185
   Accounts payable, trade                                                             710,314          654,563
   Advances from officers                                                              210,338          236,488
   Accrued payroll and payroll taxes                                                   467,224          354,802
   Other accrued expenses                                                              468,358          415,912
                                                                                   -----------      -----------
         Total current liabilities                                                   2,208,419        1,938,950
                                                                                   -----------      -----------
LONG-TERM LIABILITIES
   Notes payable
   Deferred revenue                                                                    340,000          400,000
   Product Marketing Obligation                                                        430,000          405,000
   Convertible Debentures                                                            2,525,000
                                                                                   -----------      -----------
         Total long-term liabilities                                                 3,295,000          805,000
                                                                                   -----------      -----------
                  Total liabilities                                                  5,503,419        2,743,950
   COMMITMENTS AND CONTINGENCIES                                                          --               --

STOCKHOLDERS' EQUITY
   Series M cumulative, convertible preferred, 990,625 and 1,143,750
         outstanding respectively; liquidation preference of $1.00 per share               991            1,143
   Common stock-$.05 par value, 50,000,000 shares authorized;
         22,579,644 and 16,560,440 shares issued and outstanding, respectively       1,128,982          828,022
   Additional paid-in capital                                                        7,875,981        6,499,252
   Retained deficit                                                                 (9,471,764)      (6,988,565)
                                                                                   -----------      -----------
         Total stockholders' equity                                                   (465,810)         399,852
                                                                                   -----------      -----------
                                                                                   $ 5,037,609      $ 3,083,802
                                                                                   ===========      ===========



    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


REVENUES                                                2000              1999
                                                    -----------      -----------
         Product sales                              $   994,573      $   418,338
         Franchisee fees and other revenues              10,000          115,225
                                                    -----------      -----------
                  Total revenues                      1,004,573          533,563
                                                    -----------      -----------
COSTS AND EXPENSES
         Salaries and wages                             602,115          385,138
         Research and Development                       131,250           82,500
         Cost of sales                                  559,390          415,649
         Advertising                                    185,395           50,195
         Depreciation and amortization                  160,472           72,756
         Other general & administrative expense         431,538          294,013
                                                    -----------      -----------
                  Total costs and expenses            2,070,160        1,300,251
                                                    -----------      -----------
LOSS FROM OPERATIONS                                 (1,065,587)        (766,688)
Interest expense                                       (122,710)         (37,276)
                                                    -----------      -----------
NET LOSS BEFORE INCOME TAXES                         (1,188,297)        (803,964)
Income taxes                                               --               --
                                                    -----------      -----------
NET LOSS                                            $(1,188,297)     $  (803,964)
                                                    ===========      ===========
LOSS PER COMMON SHARE-BASIC                         $     (0.05)     $     (0.05)
                                                    ===========      ===========
LOSS PER COMMON SHARE-DILUTED                       $     (0.05)     $     (0.05)
                                                    ===========      ===========



    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


REVENUES                                                 2000           1999
                                                      ---------      ---------
         Product sales                                $ 475,936      $  72,897
         Franchisee fees and other revenues              10,000        100,225
                                                      ---------      ---------
                  Total revenues                        485,936        173,122
                                                      ---------      ---------
COSTS AND EXPENSES
         Salaries and wages                             261,465        168,968
         Research and Development                        56,000         35,625
         Costs of sales                                 274,918         93,100
         Advertising                                     61,791         25,555
         Depreciation and amortization                   82,285         19,335
         Other general and administrative expense       181,033        273,095
                                                      ---------      ---------
                  Total costs and expenses              917,492        615,678
                                                      ---------      ---------
LOSS FROM OPERATIONS                                   (431,556)      (442,556)
Interest expense                                        (60,100)       (18,680)
                                                      ---------      ---------
NET LOSS BEFORE INCOME TAXES                           (491,656)      (461,236)
Income taxes
                                                      ---------      ---------
NET LOSS                                              $(491,656)     $(461,236)
                                                      =========      =========
LOSS PER COMMON SHARE-BASIC                           $   (0.02)     $   (0.03)
                                                      =========      =========
LOSS PER COMMON SHARE-DILUTED                         $   (0.02)     $   (0.03)
                                                      =========      =========


    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


       CASH FLOWS FROM OPERATING ACTIVITIES:                   2000           1999
                                                          -----------      -----------
  Net Loss                                                $(1,188,297)     $  (803,964)
  Adjustments to reconcile net income to cash
      Depreciation and amortization                           160,472           72,756
      Stock payments to employees and consultants                --            263,618
  Changes in operating assets and liabilities
      Accounts receivable                                    (363,240)        (121,434)
      Inventory                                              (672,508)            --
      Accounts payable                                        450,212          144,370
      Accrued expenses                                        208,370           85,592
      Other Receivables                                        13,290           19,970
                                                          -----------      -----------
         Net cash used in operating activities             (1,391,701)        (339,092)
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for other assets                               (36,237)            --
  Repayment of Notes Payable                                 (325,000)
                                                          -----------      -----------
         Net cash used in investing activities               (361,237)            --
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      348,593          291,828
                                                          -----------      -----------
         Net cash provided by financing activities            348,593          291,828
                                                          -----------      -----------
DECREASE IN CASH                                           (1,404,345)         (47,264)
CASH, BEGINNING OF PERIOD                                   1,487,646           61,808
                                                          -----------      -----------
CASH, END OF PERIOD                                       $    83,301      $    14,544
                                                          ===========      ===========


    The accompanying notes are an integral part of the financial statements.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Airtech International Group, Inc. (the Company), formerly Interactive Technologies Corporation (ITC), was incorporated in the state of Wyoming on August 8, 1991. As of May 31, 1998, in connection with the acquisition discussed below, the Company manufactures and sells a full line of air purification products.

         On May 31, 1998, the Company acquired all of the outstanding common stock shares of Airtech International Corporation (AIC), which through its subsidiaries, manufactures and sells various air filtration and purification products. The total purchase price of $22,937,760 was funded through the issuance of 10,500,000 shares of common stock valued at $.625 per share, the issuance of 11,858,016 shares of Series A convertible preferred stock shares valued at $.625 per share and the issuance of $9,000,000 of convertible debentures.

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

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. and McCleskey Sales and Service, Inc. (dormant) each of which has a fiscal year ended May 31, and AIC's investment in Airsopure 999LP, a Texas Limited partnership with a December 31 year end. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

         AMORTIZATION

         Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded ratably over a ten-year term.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Goodwill acquired and recorded in the financial acquisition of ITC, is being amortized under the straight line method over 5 years.

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

         PRODUCT MARKETING OBLIGATION

         Property marketing obligations pursuant to Statement of Financial Accounting Standards, "SFAS" No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market the Model S-999 as a product marketing obligation.

         REVENUE RECOGNITION

         Revenues from the Company's operations are recognized at the time products are shipped or services are provided. Revenue from franchise sales are recognized at the time all material services relating to the sale of a franchise have been performed by the Company.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         LOSS PER SHARE

         The basic and diluted loss per share are based upon 21,962,200 and 22,473,642 respectively, weighted average shares of common stock outstanding over the three and six month period ending November 30, 2000. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures, product market obligation guarantees and the assumed exercise of stock options and warrants, as the effect would be antidilutive.

         CONVERTIBLE DEBENTURES (6%)

         On February 22, 2000, we entered into a securities purchase agreement with PK Investors LLC (`PKI') to raise up to $5,000,000 through the sale to PKI of up to $5,000,000 in principal amount of our 6% Convertible Debentures (`Debentures') and Warrants to purchase up to 500,000 shares of our Common Stock (`Warrants'). Upon execution of the securities purchase agreement, PKI purchased $2,500,000 in principal amount of the Debentures and Warrants to purchase 250,000 shares of Common Stock for a purchase price of $2,500,000. Under the terms of the securities purchase agreement, the Company has also issued to PKI a Conditional Warrant to purchase the remaining $2,500,000 in principal amount of Debentures and the remaining Warrants to purchase 250,000 shares of our Common Stock. An extension of the Conditional Warrant is being negotiated. The Debentures, Warrants, and Conditional Warrant were sold and issued to PKI in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



         CONVERTIBLE DEBENTURES (12%)

         During the year ended May 31, 2000, the Company issued $350,000 of convertible debentures maturing on September 1, 2004. Interest is payable at 12% semi-annually. Interest has been deferred until May 2001. The debentures are convertible at the holder's option at any time beginning one year after issuance at a conversion price of $1.00 per share. The debentures include warrants to purchase 350,000 common shares at a price of $2.00 per share. The warrants expire two years from the date of issuance.

         CONVERTIBLE PREFERRED STOCK

         During the year ended May 31, 1998, the Company, from the 5,000,000 shares, authorized, issued 1,143,750 of convertible preferred stock for $1 per share. The shares have a par value of $.001, do not pay dividends, are convertible at the holder's option for one share of the Company's common stock, and receive up to 20%, if totally subscribed, of the gross proceeds from the Company's sales of its portable individual air purifier for a two-year period. As of November 30, 2000 and 1999, there were 990,625 and 1,143,750 shares of preferred stock outstanding, respectively.

COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The company is currently obligated under noncancellable operating leases for its Dallas office and warehouse facilities, which expire in December 2003.

         Minimum future rental payments required under the above operating lease is as follows:


         Year Ending May 31
         ------------------
         2001.....................................................       $100,275
         2002.....................................................         73,566
         2003.....................................................         16,080
         2004.....................................................          9,380
                                                                         --------
                                                                         $199,301
                                                                         ========

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of its cash, accounts and notes receivable, and trade payables.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

         STOCK OPTIONS AND WARRANTS

         Through the quarter ended November 30, 2000 and 1999, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between September 2000 and February 2003 and are exercisable at prices from $0.20 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

         SUBSEQUENT EVENT

         On November 2, 2000, the Company and its subsidiary entered into a Stock Purchase Agreement with Southern Therapy, Inc. and its principal shareholders ("STI") to purchase the majority of shares of STI. The Company is in negotiation to extend the closing date in order to obtain third party approvals. The Company expects to close the purchase prior to January 31, 2001. The Company cannot assure you that this will be accomplished. The terms of the Agreement is based upon a purchase price of two million dollars, paid as a stock swap in three equal payments over two years based upon the stock price of the Company Common Stock at the time of payment. The total number of shares of stock to be transferred are, therefore, not determinable at this time.

         On November 2, 2000, the Company entered into a Stock Purchase Agreement with ScooterNation, Inc. It was contemplated that a closing would occur on January 5, 2001. The Company and the shareholders of ScooterNation, Inc. have subsequently agreed not to consummate the Agreement. The Parties agreed that due to the start up nature and the capital requirements of ScooterNation, it was not a good fit for the Company. If the Company completes the purchase of Southern Therapy, Inc. the Company will still hold a minor equity position in ScooterNation, Inc.

               AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PRO FORMA SUMMARY FINANCIAL STATEMENTS

                      PRO FORMA CONSOLIDATING BALANCE SHEETS
                                 NOVEMBER 30, 2000

                             AIRTECH INTERNATIONAL GROUP   SOUTHERN THERAPY, INC.    ELIMINATION     PRO FORMA
                              INC. AND SUBSIDIARIES                                                   COMBINED
                                                                                                    BALANCE SHEET
ASSETS
    Current Assets               $  2,486,832                   $  3,483,759         $    (34,000)  $  5,936,591
    Property & Equipment              160,955                        269,935                             430,890
    Notes Receivable                1,078,312                        400,000                           1,478,312
    Other Assets                    1,311,510                         46,516                           1,358,028
                                 ------------                   ------------         ------------   ------------
         Total                   $  5,037,609                   $  4,200,210         $    (34,000)  $  9,203,819
                                 ============                   ============         ============   ============
 LIABILITIES
     Current Liabilities         $  2,208,409                   $  3,389,774         $    (25,500)  $  5,572,693
     Long Term Liabilities          3,295,000                      3,170,000                           6,465,000
                                 ------------                   ------------                        ------------
         Total Liabilities          5,503,419                      6,559,774                          12,037,693

Stockholders' Deficit                (465,810)                    (2,359,564)        $     (8,500)    (2,833,874)
                                 ------------                   ------------         ------------   ------------
         Total                   $  5,037,609                   $  4,200,210         $    (34,000)  $  9,203,819
                                 ============                   ============         ============   ============

                 PRO FORMA CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000

                             AIRTECH INTERNATIONAL GROUP   SOUTHERN THERAPY, INC.    ELIMINATION     PRO FORMA
                              INC. AND SUBSIDIARIES                                                   COMBINED
                                                                                                    STATEMENT OF
                                                                                                     OPERATIONS

Revenues                      $ 1,004,573                  $2,586,828                $   25,500     $ 3,565,901

Costs and Expenses              2,070,160                   3,173,065                   (17,000)      5,226,225

Interest Expense                  122,710                     245,865                                   368,575

Income Tax                           --                          --                                          --

Gain on Sale of Subsidiary           --                       227,279                                   227,279
                              -----------                  ----------                 ---------     -----------

         Net Loss             $(1,188,297)                 $ (604,823)               $    8,500     $(1,801,620)
                              ===========                  ==========                ==========     ===========


                                    PART I

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

         The Company restated and refilled its Financial Statements for the year ended May 31, 1999 and the comparable period ending May 31, 1998 in conformance with the reverse merger with ITC. The Company originally filed the May 31, 2000 10-K/SB and November 30, 2000 financial statements incorporating this reverse merger. The November 30, 1999 comparable period financial statements were also restated to reflect the reverse merger.

1.   RESULTS OF OPERATIONS
     Revenues

         The Company's Revenues for the three months ended November 30, 2000 increased $312,814 or 181% more than the comparable $173,122 revenue in 1999. This increase is due to sales of Company products exceeding the prior period sales by $403,039. This increase was partially offset by a decrease of $90,225 in Franchise Fee and Other Income revenues for 1999 compared to $10,000 for 2000. The Company is currently waiving franchise fees for prospective franchisees that possess direct marketing skills and indoor air quality experience. The waiver is in lieu of extensive training and start up time lags that net save the Company money.

         For the six months ended November 30, 2000, the Revenues increased $471,010 or 88% over the comparable six months ended November 30, 1999. The increase in Revenues were likewise partially offset by the decrease in Franchise Fees and Other Income of $105,225 with $10,000 in comparable income for the current six months ended November 30, 2000.

     Costs and Expenses

         The Company's Salaries and Wages increased 54% or $92,497 for the current three-month period compared to the three months ended November 30, 1999. The increase is due to additional sales personnel in the direct sales commercial division and the salaries for the Company Franchise store. There were no comparable Company Franchise Stores open in 1999 and fewer Commercial sales persons.

         For the six-month periods, salaries and wages increased $216,977 or 56% to total $602,115 at November 30, 2000. The Company owned three additional franchise stores during the three months ended November 30, 2000 compared to the six months ended November 30, 2000. As in the three-month period there were no comparable sales persons nor Company stores in 1999.

         The Research and Development expense increased 57% or $20,375 and $48,750 or 59% for the three and six month periods ended November 30, 2000 compared to the three and six months in the prior year, 1999. The increase was primarily due to increased testing and development of the Company's new in-line unit, the Model S-30.

         The Cost of Sales increased $143,741 for the six months ended November 30, 2000, resulting in $559,390 in costs. This increase, however, is the result of additional product sales such that, as a percentage of sales, the costs decreased from over 90% to 56% for the current six month period. The prior periods reflected inventory writeoffs and other adjustments. For the three month period, the cost of sales as a percentage of product sales decreased from over 100% to 58% for these months.

         Similarly, the advertising and marketing expenses, including, design and development of brochures increased 42% or $36,236 for the three months and 69% or $135,200 for the six months ended November 30, 2000 compared to the costs for the three and six months ended November 30, 1999. The increases are the result of increased marketing expenses for the Model S-30 and Company franchise store advertising expenses.

         Depreciation and Amortization increased $62,950 and $87,716 to total $82,285 and $160,472, respectively, for the three and six months ended November 30, 2000 compared to $19,335 and $72,756 for the 1999 three and six month periods. The 42% and 69% increase, respectively, is due to the commencement in 2000 of the amortization of Prepaid Royalties that was not required in 1999.

         General and Administrative expenses of $181,033 decreased $92,062 or 34% for the three months ended November 30, 2000 compared to $273,095 for the three months in 1999. General and Administrative expenses reflect one time charges in 1999 for legal expenses with no comparable expense in 2000. Conversely the comparable six-month periods show an increase in General and Administrative expenses of $137,525 or 46% resulting in a $431,538 expense for the six months ended November 30, 1999. The General expense increased due to the operating overhead expenses for the Company owned franchise stores as well as general corporate legal and accounting increased expenses.

         Interest Expense

         Interest expenses increased over the prior year due to the provision for interest on the Convertible Debentures that were sold in early 2000 and not outstanding in the comparable periods ended November 30, 1999. The over 222% increase resulted in a $41,420 and $85,434 increase over the prior years, resulting in $60,100 and $122,710 in interest expense for the current three and six month periods ending November 30, 2000.

         In total, the net loss for the three months ended November 30, 2000 increased 6% or $30,420 to a $491,656 loss, which is a $0.02 loss per share for that period. This compares to a $1,188,297 or $0.05 loss per share for the six months ended November 30, 2000, or a $384,333 increase in losses over the six months ended November 30, 1999. The November 30, 1999 loss was $461,236 or $0.03 per share for the three months and $803,964 or $0.05 per share for the six-month period.

2.   LIQUIDITY AND CAPITAL RESOURCES

         During the calendar year 2000, the overall financial markets eroded as exemplified by the NASDAQ Composite Index free falling over 40% during that period. Likewise interest rates in this period alone increased 100 basis points in the same time frame. Add the longest Presidential election decision and some Middle East unrest, it is easy to see that the Company was not immune from this recessionary bias. The Company is in discussion with the New York City investment company that funded $2,500,000 of a $5,000,000 6% Convertible Debenture to extend the funding period for the conditional warrant from the December 22, 2000 due date. The Company has no assurance that the date can be extended nor that the conditional warrants will be exercised. The Company expects to be able to consummate up to $10,000,000 in a stock based equity line of credit, sale of an additional $2,000,000 to $5,000,000 in Convertible Debentures or a combination of equity backed collateral financing. The Company is selling Consumer Franchises and expects to sell 50 to 100 Franchises by the end of the year. Although the fees have been waived for the first number of franchisees that have Indoor Air Quality and direct sale experience, the franchise fees to be generated could result in up to $1,400,000 in fees to the Company. The proposed merger with Southern Therapy Inc. is not complete at this time. The Company can not assure you that it will close, however, if the merger occurs the Company feels that the additional sales of Company products into the medical markets and the normal sales for the subsidiary will produce additional cash flow for the combined Company. The Company feels that these resources along with increased sales of Company products, including the new Model S-30, will enable the Company to aggressively pursue the indoor air purification and durable medical equipment supply market with adequate funding.

         The Company and its proposed subsidiary do not have any plans for major capital outlays outside of the regular course of business over the next twelve months. Any increased expenditure will be based on consumer demand or made to order products, thereby resulting in predictable payoff periods.

          Certain statements in this form 10-Q/SB constitute "forward looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                            PART II-OTHER INFORMATION

                                     ITEM 1
         LEGAL PROCEEDINGS

         The company has been named as a defendant in a number of lawsuits arising in the ordinary course of business. In some of these cases a judgment was rendered against the Company. The Company has answered these routine causes of action where appropriate and agreed to a payment schedule with respect to others. The Company has fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $68,000.

         In 1978, the Company was also named as a defendant in a cause of action styled LLB REALTY, L.L.C. V INTERACTIVE TECHNOLOGIES, CORP., Cause No. MER-L-1534-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into by the Company for office facilities in New Jersey. The Company never occupied the space based upon the plaintiff (lessor) failing to finish out the space pursuant to the Company's specifications. The complaint alleges damages of approximately $607,000 for remaining lease payments, finish-out costs and lost revenues. Although the Company is currently in negotiations for a favorable settlement relating to the complaint, the outcome of these negotiations is uncertain. The Company established a reserve in our consolidated financial statements in the amount of $200,000 in anticipation of a settlement.

         The Company is also a defendant in a lawsuit filed March 2, 2000 called H.A.A. INC. V AIRTECH INTERNATIONAL GROUP, INC., Cause No. oo CV-1603 (KMW) in the United States District Court for the Southern District of New York. The plaintiff is seeking specific performance of an alleged contract providing for our sale to the plaintiff of 1,854,386 shares of our common stock for a cash purchase price of $419,000. The case is in the later stages of discovery and we intend to vigorously defend against the plaintiff's claims. We have not established any reserves for this action.

ITEM  2
         Changes in Securities, None

ITEM  3
         Defaults upon Senior Securities, None

ITEM 4
         Submission of Matters to Vote of Security Holders:

         During the six months ended November 30, 2000 there was one submission of matters for shareholders' vote. At the Annual Shareholders Meeting, five (5) Directors were elected to serve until the next Annual Meeting or until the successors are elected. The elected Directors are: CJ Comu, James R. Halter, R. John Harris, Dr. Andrew Welch, MD, and Robert Galvan. In addition, the shareholders approved Turner, Stone & Company LLP as auditors for the 2001 fiscal year. No other matters were submitted for shareholder vote.

                            PART II-OTHER INFORMATION
                               (CONTINUED)


ITEM 5

         Other Information, None
ITEM 6

         Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K, None

                            PART II-OTHER INFORMATION
                               (CONTINUED)



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, and in the capacity as the Registrant's Chief Executive Officer and Chief Financial Officer, respectively.



                              Dated: January 19, 2001

                              AIRTECH INTERNATIONAL GROUP, INC.



                              By:             /s/ CJ Comu
                                  ----------------------------------------
                                                CJ Comu
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                              By:          /s/ James R. Halter
                                  ----------------------------------------
                                             James R. Halter
                                    CHIEF FINANCIAL AND ACCOUNTING OFFICER