Form 10QSB
period 2001-02-28
AIRTECH INTERNATIONAL GROUP INC
filed 2001-04-19
CIK 883041

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC


                                  FORM 10-QSB

                      Pursuant to Section 13 or 15(d) of
                          the Securities Act of 1934


For the Quarter Ended                                          Commission File
   February 28, 2001                                           Number 0-19796


                       AIRTECH INTERNATIONAL GROUP, INC.
              (Exact name of registrant as specified in charter)

    Wyoming                                                     98-0120805
---------------                                             ------------------
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

The Registrant has 27,958,641 shares of common stock, par value of $0.05 per share issued and outstanding as of February 28, 2001

                 Traditional Small Business Disclosure Format

               Yes  X    No
                   ---      ---

                       Airtech International Group, Inc.

                               Table of Contents


                                                                                                Page No.
                                                                                                --------
Independent Accountant's Report                                                                     3

  PART I--FINANCIAL INFORMATION

     Item 1.  Airtech International Group, Inc. Financial Statements (Unaudited):
        Balance Sheet as of February 28, 2001and 2000                                               4
        Statement of Operations for the nine months ended February 28, 2001and 2000                 6
        Statement of Operations for the three months ended February 28, 2001 and 2200               7
        Statement of Cash Flows for the nine months ended February 28, 2001 and 2000                8
        Notes to Financial Statements                                                               9

     Item 2.   Management's Discussion and Analysis                                                14


PART II--OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                   18

     Item 2.   Changes in Securities                                                               18

     Item 3.   Defaults upon Senior Securities                                                     19

     Item 4.   Submission of Matters to a Vote of Security Holders                                 19

     Item 5.   Other Information                                                                   19

     Item 6.   Exhibits and Reports on Form 8-K                                                    19


SIGNATURE PAGE                                                                                     20



                        INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Airtech International Group, Inc. and subsidiaries
Dallas, Texas


     We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of February 28, 2001 and the related statement of operations, stockholders' equity and cash flows for the three months and nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying February 28, 2001 consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Turner, Stone & Company, LLP

Certified Public Accountants
April 13, 2001

PART 1--Financial Information

  Item I Financial Statements



              Airtech International Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                          February 28, 2001 and 2000

                                     ASSETS

CURRENT ASSETS                                                                     2001        2000
------- ------                                                                  ----------  ----------

     Cash                                                                       $   53,368  $  559,385
     Marketable Securities                                                               0   2,000,000
     Trade accounts receivables, net of allowance for doubtful accounts of
        $60,000 and $20,000 respectively                                           731,315     225,352
     Notes receivable, current portion                                             437,250      75,000
     Inventory                                                                   1,305,559     317,665
     Prepaid expenses and other assets                                             113,257     204,524
                                                                                ----------  ----------
          Total current assets                                                   2,640,749   3,381,926
                                                                                ----------  ----------
PROPERTY AND EQUIPMENT--net of accumulated depreciation of
        $198,159 and $149,123 respectively                                         112,740     116,875
NOTES RECEIVABLE--net of current portion, net of allowance for
        Doubtful accounts of $0 and $0, respectively                             1,078,312     575,000
OTHER ASSETS
        Goodwill, net of $45,810 and $84,763 of accumulated amortization,
        respectively                                                                92,432      94,291
        Intellectual properties, net of $167,300 and $58,060 of accumulated
        amortization, respectively                                                 919,597     968,112
        Other, Prepaid Royalties                                                   294,988     519,688
                                                                                ----------  ----------
          Total other assets                                                     1,307,017   1,582,091
                                                                                ----------  ----------
                                                                                $5,138,818  $5,655,892
                                                                                ==========  ==========








    The accompanying notes are an integral part of the financial statements.

              Airtech International Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           February 28,2001 and 2000


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                            2001              2000
                                                            -----------       -----------

     Notes payable --current portion                        $   277,185       $   277,185
     Accounts payable, trade                                    750,526           608,850
     Note payable-officers                                      210,338           216,488
     Accrued payroll and payroll taxes                          507,753           323,692
     Other accrued expenses                                     608,843           417,511
                                                            -----------       -----------
          Total current liabilities                           2,354,645         1,843,726
                                                            -----------       -----------

LONG-TERM LIABILITIES
     Deferred revenue                                           340,000           400,000
     Product Marketing Obligation                               430,000           405,000
     Convertible Debentures                                   2,350,000         2,800,000
                                                            -----------       -----------
          Total long-term liabilities                         3,120,000         3,605,000
                                                            -----------       -----------
               Total liabilities                              5,474,645         5,448,726
COMMITMENTS AND CONTINGENCIES                                       --                --

STOCKHOLDERS' EQUITY
     Series M cumulative, convertible preferred, 990,625
        and 1,143,750 outstanding respectively; liquidation
        preference of $1.00 per share                               991             1,143
     Common stock--$.05 par value, 50,000,000 shares
        authorized; 27,958,641 and 20,364,417 shares
        issued and outstanding, respectively                  1,397,932         1,018,220
     Additional paid-in capital                               8,251,966         6,682,210
                                                            -----------
     Retained deficit                                        (9,986,716)       (7,494,407)
                                                            -----------       -----------
          Total stockholders' equity                           (335,827)          207,166
                                                            -----------       -----------
                                                            $ 5,138,818       $ 5,655,892
                                                            ===========       ===========







    The accompanying notes are an integral part of the financial statements.

              Airtech International Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
             For the Nine Months Ended February 28, 2001 and 2000





REVENUES                                                    2001            2000
                                                        -----------     -----------

     Product sales                                      $ 1,412,607     $   604,474
     Franchisee fees and other revenues                      25,000         175,000
                                                        -----------     -----------
          Total revenues                                  1,437,607         779,474
                                                        -----------     -----------
COSTS AND EXPENSES
     Salaries and wages                                     787,490         901,729
     Research and Development                               283,927         100,000
     Cost of sales                                          780,235         515,127
     Advertising                                            241,358         101,197
     Depreciation and amortization                          233,188         127,421
     Other general & administrative expense                 639,544         645,073
                                                        -----------     -----------
          Total costs and expenses                        2,965,742       2,390,547
                                                        -----------     -----------
LOSS FROM OPERATIONS                                     (1,528,135)     (1,611,073)
Interest expense                                         (  175,114)        (41,462)
                                                        -----------     -----------
NET LOSS BEFORE INCOME TAXES                             (1,703,249)     (1,652,535)
Income taxes                                                    --              --
                                                        -----------     -----------
NET LOSS                                                $(1,703,249)    $(1,652,535)
                                                        ===========     ===========

LOSS PER COMMON SHARE--BASIC                            $(     0.07)    $(     0.08)
                                                        ===========     ===========

LOSS PER COMMON SHARE--DILUTED                          $(     0.07)    $(     0.08)
                                                        ===========     ===========





    The accompanying notes are an integral part of the financial statements.

              Airtech International Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
             For the Three Months Ended February 28, 2001 and 2000





REVENUES                                                 2001        2000
                                                      ---------   ----------

     Product sales                                    $ 418,034   $  186,136
     Franchisee fees and other revenues                  15,000       60,000
                                                      ---------   ----------
          Total revenues                                433,034      246,136
                                                      ---------   ----------
COSTS AND EXPENSES
     Salaries and wages                                 285,375      516,591
     Research and Development                            52,677       50,000
     Costs of sales                                     220,845       99,478
     Advertising                                         55,963       51,002
     Depreciation and amortization                       72,716       54,665
     Other general and administrative expense           208,006      318,560
                                                      ---------   ----------
          Total costs and expenses                      895,582    1,090,296
                                                      ---------   ----------
LOSS FROM OPERATIONS                                   (462,548)    (844,160)
Interest expense                                       ( 52,404)     ( 4,185)
                                                      ---------   ----------
NET LOSS BEFORE INCOME TAXES                           (514,952)    (848,345)
Income taxes                                                --           --
                                                      ---------   ----------
NET LOSS                                              $(514,952)  $ (848,345)
                                                      =========   ==========

LOSS PER COMMON SHARE--BASIC                          $   (0.02)  $    (0.04)
                                                      =========   ==========

LOSS PER COMMON SHARE--DILUTED                        $   (0.02)  $    (0.04)
                                                      =========   ==========





   The accompanying notes are an integral part of the financial statements.

              Airtech International Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended February 28, 2001 and 2000





CASH FLOWS FROM OPERATING ACTIVITIES:                                2001          2000
                                                                  -----------   -----------

     Net Loss                                                     $(1,703,249)  $(1,652,534)
     Adjustments to reconcile net income to cash
          Depreciation and amortization                               233,188       127,421
          Stock payments to employees and consultants                     --        486,189
     Changes in operating assets and liabilities
          Accounts receivable                                        (461,344)     ( 51,401)
          Inventory                                                  (766,607)      (75,000)
          Accounts payable                                            490,424        98,657
          Accrued expenses                                            294,436        88,823
          Other Receivables                                           (75,045)     (347,955)
                                                                  -----------   -----------
               Net cash used in operating activities               (1,988,197)   (1,325,800)
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for other assets                                        60,085       (57,212)
  (Expenditure for) Redemption Marketable Securities                1,000,000    (2,000,000)
  Repayment of Notes Payable                                         (500,000)
                                                                  -----------   -----------
               Net cash used in investing activities                  560,685    (2,057,212)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debentures                                2,800,000
  Proceeds from issuance of common stock                              993,834     1,080,589
                                                                  -----------   -----------
               Net cash provided by financing activities              993,834     3,880,589
                                                                  -----------   -----------
    INCREASE (DECREASE) IN CASH                                    (1,434,278)      497,577
   CASH, BEGINNING OF PERIOD                                        1,487,646        61,808
                                                                  -----------   -----------
   CASH, END OF PERIOD                                            $    53,368   $   559,385
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

  Principles of consolidation

  The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. and McCleskey Sales and Service, Inc. (dormant) each of which has a fiscal year ended May 31, and AIC's investment in Airsopure 999LP, a Texas Limited partnership with a December 31 year end. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, has performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

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

  Loss per share

  The basic and diluted loss per share are based upon 25,269,142 and 24,479,321 respectively, weighted average shares of common stock outstanding over the three and nine month period ending February 28, 2001. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures, product market obligation guarantees and the assumed exercise of stock options and warrants, as the effect would be antidilutive.

  Convertible debentures (6%)

  On February 22, 2000, the Company entered into a securities purchase agreement with PK Investors LLC (`PKI') to raise up to $5,000,000 through the sale to PKI of up to $5,000,000 in principal amount of the Company's 6% Convertible Debentures (`Debentures') and Warrants to purchase up to 500,000 shares of the Company's Common Stock (`Warrants'). Upon execution of the securities purchase agreement, PKI purchased $2,500,000 in principal amount of the Debentures and Warrants to purchase 250,000 shares of Common Stock for a purchase price of $2,500,000. The Company was responsible and paid legal, investment banker commissions, accounting and SEC filing fees totaling $427,000. Under the terms of the securities purchase agreement, the Company also issued to PKI a Conditional Warrant to purchase the remaining $2,500,000 in principal amount of Debentures and the remaining Warrants to purchase 250,000 shares of the Company's Common Stock. The Conditional Warrants expired on December 22, 2000. The Debentures, Warrants, and Conditional Warrant were sold and issued to PKI in a private transaction exempt from registration under Section 4 (2) of the Securities Act of 1933.

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

  Convertible Preferred Stock

  During the year ended May 31, 1998, the Company, from the 5,000,000 shares, authorized, issued 1,143,750 of convertible preferred stock for $1 per share. The shares have a par value of $.001, do not pay dividends, are convertible at the holder's option for one share of the Company's common stock, and receive up to 20%, if totally subscribed, of the gross proceeds from the Company's sales of its portable individual air purifier for a two-year period. As of February 28, 2001 and 2000, there were 990,625 and 1,143,750 shares of preferred stock outstanding, respectively.

Commitments and Contingencies

  Operating Leases

  The company is currently obligated under noncancellable operating leases for its Dallas office and warehouse facilities, which expire in December 2001 and January 2004, respectively.

  Minimum future rental payments required under the above operating lease is as follows:

  Year ending May 31
  ------------------

  2001 .......................................           $100,275
  2002 .......................................             73,566
  2003 .......................................             16,080
  2004 .......................................              9,380
                                                         --------
                                                         $199,301
                                                         ========

  Financial instruments

  The Company's financial instruments consist of its cash, marketable securities accounts and notes receivable, and trade payables.

              Airtech International Group, Inc. and Subsidiaries
                   Notes to Financial Statements (Continued)

  Cash and Marketable Securities

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

  Stock options and warrants

  Through the quarter ended February 28, 2001 and 2000, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between September 2000 and February 2006 and are exercisable at prices from $0.10 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

  Subsequent event

  On November 2, 2000, the Company and its subsidiary entered into a Stock Purchase Agreement with Southern Therapy, Inc. and its principal shareholders ("STI") to purchase the majority of shares of STI. At this time the Parties have agreed not to consummate this merger. Under the terms of the Stock Purchase Agreement, the Company would swap stock for the purchase price. Due to the decreasing market price of the underlying shares of Company Common Stock since the Agreement was reached, the Company has decided that the cost of the transaction has exceeded the number of shares of stock that prudently should be issued based upon the stock price of the Company Common Stock.

  However, recognizing the strengths of STI, the Company has entered into a Distribution Agreement with STI. STI will exclusively represent the Company in marketing and selling the portable air-purification unit to the US medical industry.

              Airtech International Group, Inc. and Subsidiaries
                   Notes to Financial Statements (Continued)
                                    PART  I

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS

  The Company restated and refilled its Financial Statements for the year ended May 31, 1999 and the comparable period ending May 31, 1998 in conformance with the reverse merger with ITC. The Company originally filed the May 31,2000 10-K/SB and February 28, 2000 financial statements incorporating this reverse merger.

1.  Results of Operations
    Revenues

       The Company's Revenues for the three months ended February 28, 2001 increased $186,898 or 76% more than the comparable $246,136 revenue in 2000. This increase is due to sales of Company products exceeding the prior period sales by $231,898. This increase was partially offset by a decrease of $45,000 in Franchise Fee and Other Income revenues for 2000 compared to $15,000 for 2001. The Company is currently waiving franchise fees for prospective franchisees that possess direct marketing skills and indoor air quality experience. The waiver is in lieu of extensive training and start up time lags that net save the Company money. During the nine month period ending February 28, 2001 two new franchisees were brought on stream. This compares to one larger franchise signed up in the period ending February 28, 2000.

       For the nine months ended February 28, 2001, the Revenues increased $658,133 or 84% over the comparable nine months ended February 28, 2000. The increase in Revenues were likewise partially offset by the decrease in Franchise Fees and Other Income of $150,000 with $25,000 in comparable income for the current nine months ended February 28, 2001.

    Costs and Expenses

       The Company's Total Costs and Expenses decreased $194,714 or a 18% decrease over the $895,582 in expenses for the three months ended February 28, 2001. The costs for the nine months ended February 28, 2001 increased $575,195 or a 24% increase to total $2,965,742 for the nine months ended February 28, 2001 compared to $2,390,547 for the nine months ended February 28, 2000. The costs and expenses are as follows:

       The Company's Salaries and Wages decreased 44% or $231,216 for the current three-month period totaling $285,375 compared to the three months ended February 28, 2000, that totals $516,591. The decrease is due to additional sales personnel in the direct sales commercial division and the salaries for the Company Franchise store. There were no comparable Company Franchise Stores open in 2000 and fewer Commercial sales persons. The Directors and Officers of the Company elected to receive wages in common stock of the Company during the period ended February 28, 2001.

       For the nine-month periods, Salaries and Wages decreased $114,239 or 13% to total $787,490 at February 28, 2001 The Company owned four franchise stores during the nine months ended February 28, 2001 compared to one (just opened ) for the nine months ended February 28, 2000. As in the three-month period there were no comparable sales persons nor Company stores in 2000. The Company has discontinued the Company stores during 2001.

       The Research and Development expense increased 5% or $2,677 and $183,927 or 183% for the three and nine month periods ended February 28, 2001 compared to the three and nine months in the prior year, 2000. The increase was primarily due to increased testing and development of the Company's new in-line unit, the Model S-30, and testing of the portable unit Model S-950, along with the upgrading of the commercial model S-12.

       The Cost of Sales increased $265,108 for the nine months ended February 28, 2001, resulting in $780,235 in costs. This increase, however, is the result of additional product sales such that, as a percentage of sales, the costs decreased from over 85% of product sales to 55% for the current nine month period. The prior periods reflected inventory write-offs and other adjustments.

       For the three month period, the cost of sales as a percentage of product sales decreased from over 53% to 52% for the three months. The overall costs increased $121,367 between the periods.

       Similarly, the Advertising and marketing expenses, including, design and development of brochures increased 10% or $4,961 to total $55,963 for the three months and 51% or $265,108 to total $241,358 for the nine months ended February 28, 2001 compared to the costs for the three and nine months ended February 28, 2000. The increases are the result of increased marketing expenses for the Model S-30 and Model S-950 along with the Company franchise store advertising and marketing expenses.

       Depreciation and Amortization increased $18,051 and $105,767 to total $72,716 and $233,188, respectively, for the three and nine months ended February 28, 2001 compared to $54,665 and $127,421 for the 2000 three and nine month periods ending February 28. The 33% and 83% increase, respectively, is due to the commencement in January (at the end of the third quarter) 2000 of the amortization of Prepaid Royalties that was not required in the prior quarters of fiscal year 2000.

       General and Administrative expenses of $208,006 decreased $110,554 or 34% for the three months ended February 28, 2001 compared to $318,560 for the three months in 2000. General and Administrative expenses reflected one time charges in 2000 for legal expenses with no comparable expense in 2001. Conversely the comparable nine-month periods show a decrease in General and Administrative expenses of $5,529 or 1% resulting in a $639,544 expense for the nine months ended February 28, 2001. The General expense increased due to the operating overhead expenses for the Company owned franchise stores as well as general corporate legal and accounting increased expenses.

    Interest Expense

       Interest expenses increased over the prior year due to the provision for interest on the Convertible Debentures that were sold in early 2000 and outstanding for a short period in the comparable periods ended February 28, 2000. The over 369% increase resulted in a $48,219 and $133,652 increase over the prior three and nine month periods ending February 28, 2001 and 2000, resulting in $52,404 and $175,114 in interest expense for the current three and six month periods ending February 28, 2001.

       In total, the Net Loss for the three months ended February 28, 2001 decreased 39% or $333,393 to a $514,952 loss, which is a $0.02 loss per share for that period. This compares to a $1,703,249 or $0.07 loss per share for the nine months ended February 28, 2001, or a $50,715 increase in losses over the nine months ended February 28, 2000. The February 28, 2000 loss was $848,345 or $0.04 per share for the three months and $1,652,534 or $0.08 per share for the nine-month periods.

2.  Liquidity and Capital Resources

       During the calendar year 2000 and 2001 to date, the overall financial markets eroded as exemplified by the NASDAQ Composite Index free falling over 68% during that period. In this environment, the Company was in discussion with several investment companies for additional capital. The Company entered into an agreement to raise up to $1,000,000 through the sale of the Corporation's 12% Secured Convertible Debenture. The 12% Debentures are convertible at the option of the holder into shares of the Company's common stock. The conversion price and number of shares of common stock to be issued on conversion are determined from a formula which relates to the average trading price of the Company's common stock on the over the counter bulletin board during the 20 trading days prior to the date of conversion.

       The Company is selling Consumer Franchises and expects to sell up to 25 Franchises by the end of the calendar year. Although the fees have been waived for the first number of franchisees that have Indoor Air Quality or direct sale experience, the franchise fees to be generated could result in up to $300,000 in fees to the Company.

       The current distributorship contractual agreement with Southern Therapy Inc. should result in additional sales to the Medical Market. In addition, the application for approval in the HCPCS coding system for the Model S-950 has been processed. The granting of a HCPCS code, if it is granted which the Company can not guarantee, does not by itself increase sales. However the Company and its distributor will be in a better position to market the unit to the larger medical insurance companies in the US. The medical market, even without a HCPCS code, could result in substantial sales. The agreement with Southern Therapy calls for purchases of $1,000,000 in the first year and substantial increases thereafter, however they are under no obligation to purchase that amount.

       The Company has also entered into a distributorship agreement with W & B Service, Inc. to be the commercial distributor for the Company's commercial products. The Company can not assure you that there will be additional sales for these markets, however the Company currently has contracted for W & B to purchase at a minimum $4,000,000 in Company product for the coming year, with increases in years two and three.

       The Company feels that these completed financing resources along with increased sales of Company products through industry distributors, by the increased foreign sales through in country distributors and the new Model S-30 that is gaining market acceptance that combined , will enable the Company to aggressively pursue the indoor air purification market with adequate funding.

       As a culmination of the two distributorship agreements, the Company has decreased as of April 2001 corporate overhead by over $75,000 per month. This represents a 40% decrease in those overhead expenses compared to August 2000. The sales personnel and marketing expenses will be absorbed by the new distributors. The lower profit margins on the sales through the distributors are expected to be mitigated by the increase in sales. As stated earlier the Company franchise stores have been reallocated.

       The Company does not have any plans for major capital outlays outside of the regular course of business over the next twelve months. Any increased expenditure will be based on consumer demand or made to order products, thereby resulting in predictable payoff periods.

       Certain statements in this form 10-Q/SB constitute "forward looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The safe harbor provisions provided in the Act do not apply to forward looking statements the Company makes in this form 10-Q/SB. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                          PART II--OTHER INFORMATION

                                    ITEM 1
  Legal Proceedings

  The company has been named as a defendant in a number of lawsuits arising in the ordinary course of business. In some of these cases a judgment was rendered against the Company. The Company has answered these routine causes of action where appropriate and agreed to a payment schedule with respect to others. The Company has fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $85,000.

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

  In July 2000 the Company settled a law suit controversy with Carlo Gavazzi Mupac, the Company has not made all payments required under the Settlement Agreement, the remaining balance due under the Agreement is $380,000. The Company has reflected the outcome of the settlement on its books and records. The Company is in discussions to re-negotiate the Settlement Agreement.

ITEM  2

  Changes in Securities:

  During the three month period ending February 28, 2001, The Company issued 555,128 shares of common stock to management, employees and consultants for services rendered, for prices from $0.10 to $0.25 per share under a S-8 Registration Statement and 800,000 under Section 4 (2) of the Securities Act. The Company issued 2,104,534 shares to PK Investors in conversion of $450,000 of 6% Convertible Debentures, issued under a SB-2 Registration Statement. On January 5, 2001, the Company issued 1,500,000 shares under Section 4 (2) of the Securities Act to accredited investors for prices from $0.13 to $0.20 per share. During the three months ended February 28, 2001, the Company issued under
Section 4 (2) of the Securities Act, 419,335 shares of common stock to accredited investors for prices ranging from $0.15 to $0.25 per share.

ITEM  3

  Defaults upon Senior Securities, None

ITEM 4

  Submission of Matters to Vote of Security Holders:  None


                          PART II--OTHER INFORMATION
                                  (Continued)
ITEM 5

  Other Information, None

ITEM 6

  Exhibits and Reports on Form 8-K

  (a)   Exhibits

        3.1 Restated Articles of Incorporation filed December 27, 1991 of the Company's predecessor in name, Interactive Technologies Corporation, Inc.(incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        3.2 Articles of Amendment filed May 14, 1997 of the Company's predecessor in name Interactive Technologies Corporation, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        3.3 Articles of Amendment of the Company filed October 16, 1998 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        3.4 Bylaws of the Company's predecessor in name, Interactive Technologies Corporation, Inc. (incorporated by reference to the Company's Form 10 filed on January 14, 1992)

        4.1 Specimen Series "M" Preferred Stock Certificate (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.2 Specimen Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.3 Form of Warrant to purchase shares of Common Stock granted to holders of Series "M" Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.4 Form of 6% Convertible Debenture Due 2002 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.5 Form of Warrant to purchase shares of Common Stock granted to holders of 6% Convertible Debentures Due 2002 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.6 Form of Conditional Warrant to Purchase 6% Convertible Debentures and Warrants to Purchase Common Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

        4.7 Form of 12% Convertible Debenture Due 2005 (incorporated by reference to the Company's Form 10-KSB filed on September 7, 2000)

        4.8 Form of Warrant to purchase shares of Common Stock granted to holders of 12& Debentures Due 2005 (incorporated by reference to the Company's Form 10-KSB filed on September 7, 2000)

  (b)   Reports on Form 8-K, None

                          PART II--OTHER INFORMATION
                                  (Continued)



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, and in the capacity as the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer, respectively.



                                    Dated:  April 16, 2001

                                    AIRTECH INTERNATIONAL GROUP, INC.




                                    By: /s/ C.J. Comu
                                        -------------------------------------
                                                      CJ Comu
                                        Chairman and Chief Executive Officer

                                    By: /s/ James R. Halter
                                        -------------------------------------
                                                  James R. Halter
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number                               Document
--------------                               --------

3.1 Restated Articles of Incorporation filed December 27, 1991 of the Company's predecessor in name, Interactive Technologies Corporation, Inc.(incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

3.2 Articles of Amendment filed May 14, 1997 of the Company's predecessor in name Interactive Technologies Corporation, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

3.3 Articles of Amendment of the Company filed October 16, 1998 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

3.4 Bylaws of the Company's predecessor in name, Interactive Technologies Corporation, Inc. (incorporated by reference to the Company's Form 10 filed on January 14, 1992)

4.1                           Specimen Series "M" Preferred Stock
                              Certificate (incorporated by reference to the Company's Registration Statement on Form
                              SB-2 filed on May 8, 2000, Registration No.
                              333-36554)

4.2                           Specimen Common Stock Certificate
                              (incorporated by reference to the Company's
                              Registration Statement on Form SB-2 filed on
                              May 8, 2000, Registration No. 333-36554)

Exhibit Number                               Document
--------------                               --------

4.3                           Form of Warrant to purchase shares of
                              Common Stock granted to holders of Series
                              "M" Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

4.4 Form of 6% Convertible Debenture Due 2002 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

4.5                           Form of Warrant to purchase shares of
                              Common Stock granted to holders of 6%
                              Convertible Debentures Due 2002
                              (incorporated by reference to the Company's
                              Registration Statement on Form SB-2 filed on
                              May 8, 2000, Registration No. 333-36554)

4.6 Form of Conditional Warrant to Purchase 6% Convertible Debentures and Warrants to Purchase Common Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554)

4.7 Form of 12% Convertible Debenture Due 2005 (incorporated by reference to the Company's Form 10-KSB filed on September 7, 2000)

4.8                           Form of Warrant to purchase shares of
                              Common Stock granted to holders of 12&
                              Debentures Due 2005 (incorporated by
                              reference to the Company's Form 10-KSB filed on September 7, 2000)