Form 10KSB40
period 2001-05-31
AIRTECH INTERNATIONAL GROUP INC
filed 2001-09-13
CIK 883041

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                           ________________________

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 2001
                        COMMISSION FILE NUMBER: 0-19796

                           ________________________

                       AIRTECH INTERNATIONAL GROUP, INC.

              (Exact name of registrant as specified in charter)


                WYOMING                                     98-0120805
     (State or other jurisdiction                         (IRS Employer
           of incorporation)                           Identification No.)


                      12561 Perimeter, DALLAS, TEXAS 75228
                    (Address of Principal Executive Offices)

                            ________________________

                                 (972) 960-9400
             (Registrant's Telephone Number, Including Area Code)

      Securities Registered Under Section 12(b) of the Exchange Act: NONE Securities Registered Under Section 12(g) of the Exchange Act: COMMON STOCK, $0.05 PAR VALUE

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's operating revenues for its most recent fiscal year were: $1,863,233.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock as reported on the OTC Electronic Bulletin Board on July 24, 2001, was approximately $6,226,452. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of May 31, 2001, approximately 32,770,804 shares of Common Stock, $0.05 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None. -

                               TABLE OF CONTENTS


ITEM                                                                    PAGE
                                                                       NUMBER

                                    PART I
1.           Description of Business...............................       3

2.           Description of Properties.............................      17

3.           Legal Proceedings.....................................      18

4.           Submission of Matters to a Vote of Security Holders...      18

                                    PART II

5.           Market for Registrant's Common Equity and Related
                     Shareholder Matters...........................      18

6.           Management's Discussion and Analysis..................      25

7.           Financial Statements..................................     F-1

8.           Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure.....................      30

                                    PART III

9.           Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(a) of the        30
                    Exchange Act....

10.          Executive Compensation...............................       31

11.          Security Ownership of Certain Beneficial Owners and
                     Management.................................         35

12.          Certain Relationships and Related Transactions.......       36

                                    PART IV

13.          Exhibits and Reports on Form 8-K.....................       37

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

    Since the discontinuation of our original lines of business, we have been engaged with our wholly-owned subsidiaries, Airtech Corporation, Airsopure,

Inc., and Airsopure International Group, Inc. in the development, marketing and sale of air purification systems for commercial, residential and automobile use. Airsopure was incorporated on March 5, 1997 in the State of Texas to implement and operate a franchise program for the sale of commercial building air purification products developed and manufactured by Airtech Corporation. Airsopure International was incorporated on January 5, 2000 in the State of Nevada to implement and operate a franchise program to facilitate the opening of consumer direct sale retail stores for the sale of our residential air purification products.

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

     In January 1999, we formed Airsopure 999, L.P., a Texas limited partnership, for the purpose of developing, marketing and distributing our Model S-999 automobile air purification system. Our wholly-owned subsidiary, Airsopure, is the general partner of the limited partnership. In June 2001, we issued shares of stock of Airtech to the Limited Partners for all their interest in the partnership.

     In October 1999, we applied to the Medicare administration for a Medicare reimbursement code number for our Medicare Model 950. The reimbursement code number allows Medicare recipients to receive reimbursement for the cost of our Medicare Model 950. Our Medicare application is pending. We have not yet received approval for a specific reimbursement code number, although Medicare has allowed us to invoice Medicare using a non-assigned code number. The non-assigned code number does not guarantee Medicare reimbursement to Medicare recipients. In February 2001, we applied to the Health Care Financing Administration for a health care product code system number for the portable unit. This is commonly called a HCPCS Code. If a code is issued and a private insurance carrier accepts the product, patients may receive reimbursement for the purchase of the product. We can not guarantee the receipt of a HCPCS Code number, nor if insurance companies will reimburse the cost of the product.

     From February through June 2000, we opened four retail stores in Arlington, Texas, Jackson, Tennessee, Addison, Texas and Kansas City, Missouri. We opened these direct sale retail stores to facilitate the sale of our home consumer line of air purification products. These retail stores serve as prototypes for future franchise retail stores offered by Airsopure International. In February 2001, we suspended the retail store concept. We continue to support the remaining stores.

     On October 16, 1998, we changed our name from Interactive Technologies Corporation, Inc. to Airtech International Group, Inc. Our address is 12561 Perimeter, Dallas, Texas 75248. Our telephone number is (972)960-9400 and our web site can be accessed at www.airtechgroup.com. The web site of Airsopure can be accessed at www.airsopure.com.

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

     Indoor air contamination exists in the form of particulates, gases or viruses in the air we breathe, whether in an office building, retail or commercial establishment, our transportation vehicle or in our homes. The public is generally aware of the dangers of outside air pollution through "ozone alert days" which suggest limited outdoor activities on those days. We believe, however, that the general public is unaware that exposure to our immune systems of unseen indoor air contaminants is normally six to seven times more hazardous than outside air. These air contaminants include bacteria, pollen, dust mites, smoke, plant spores, dust, solvents, glues, formaldehyde, carbon monoxide, carbon dioxide, viruses, and diseases such as tuberculosis, meningitis, and hepatitis. Indoor air contaminants also include volatile organic compounds or "VOCs" which occur when airborne contaminants combine and become unstable. Examples of these volatile compounds are benzene, styrene, arsenic and polychlorinated biphenyls.

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

     During 2001, We also directed our franchise efforts and resources to our new residential/retail franchise concept. To implement this new concept, we formed Airsopure International Group, Inc., as a wholly owned subsidiary, to commence a franchise program for the marketing and sale of our residential air purification units. Airsopure International is qualified to offer our franchises in 38 states. These franchises are direct sale consumer oriented and utilize a retail store outlet concept. We provided a five day Indoor Air Quality Certification program for each approved franchisee. Our franchise program provided each franchisee with a protected territory. We believed hat the exposure the franchisee would bring to our consumer residential products will enhance and expand the overall market for our products. We commenced marketing the residential/retail franchises in February 2000 and sold ten franchises through May 31, 2001. In March, 2001 we discontinued the sale of franchises for this direct sale concept. We continue to support the remaining four franchisees.

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

     People in "vulnerable categories" are particularly sensitive to indoor air quality and indoor air pollution. These vulnerable categories include many older individuals, those individuals who are susceptible to allergies, asthma and other respiratory ailments, and young children. We estimate that more than 30 percent of the U.S. population falls within these categories. Of the people within vulnerable categories, health experts have expressed special concern about people with asthma. These people have very sensitive airways that react to various irritants in the air which make breathing difficult. The number of persons diagnosed with asthma has significantly increased in recent years. Since 1970, the number of asthmatics in the United States has increased 59 percent which represents approximately 9.6 million people. There are approximately seventeen million asthmatics in the United States. Asthmatics account for 500,000 hospitalizations and $6.2 billion in health care costs annually. Asthma in children under 15 years of age has also increased 41 percent during the same period representing a total of 2.6 million children. The number of deaths from asthma has increased 68 percent since 1979 (Source: Asthma and Allergy Foundation of America).

    The rising drug resistance within the U.S. population is also becoming a major health issue. There are approximately 160 antibiotics available to fight disease. Many of these antibiotics, however, are no longer effective on certain virulent organisms, including tuberculosis and certain types of hospital-based staphylococcus infections. Many viral and bacterial infections are airborne and are primarily transmitted through the air. The first line of defense against these diseases, is prevention through improvement of indoor air quality.

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

     There is a growing awareness of the health hazards of airborne microbes, also referred to as bioaerosols. Bioaerosols are extremely small living organisms or fragments of organisms suspended in the air. Dust mites, molds, fungi, spores, pollen, bacteria, viruses, amoebas, fragments of plant materials, and human and pet dander are examples of bioaerosols. Bioaerosols are capable of causing severe health problems. Some bioaerosols, such as viruses and bacteria, cause infections, like a cold or pneumonia, and others cause allergic reactions. An allergic reaction occurs when a substance provokes formation of antibodies in a susceptible person. Bioaerosols may cause allergic reactions on the skin or in the respiratory tract. Rashes, hay fever, asthma, breathing difficulties, and runny noses are common allergic reactions.

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

PRODUCTS

    Our product line consists of the following:

      . Series 12: Our Series 12 is designed to fit into a 2 x 4-foot space of a ceiling. This unit filters approximately 1200 cubic feet of air each minute removing particulates, gases and odors. Markets for this unit include the food and beverage industry, hospital and nursing homes, print shops, office buildings and other industries with problems involving cigarette or cigar smoke, odors and particulates. The retail price of our Series 12 is $3,490.00. For the thirty three months ended May 31, 2001, we sold 712 of these units to our franchisees and national accounts.

      . Series 14: Our Series 14 is designed to mount against a wall at the joining point of the wall to the ceiling. The unit is approximately
         36" x 14" x 14". The unit filters approximately 400 cubic feet of air per minute. Markets for this unit include those users having problems with any particulate, gas or odor found in rooms under 400 square feet, such as hotel rooms, offices, classrooms, patient rooms and small shops. Multiple units can be installed to accommodate larger rooms. The retail price of our Series 14 is $990.00. For the thirty three one months ended May 31, 2001, we sold 160 of these units to our franchisees and national accounts.

      . Series 18: Our Series-18 is a commercial unit which can service up to five offices or rooms with inexpensive flex duct work. The unit is installed above the ceiling and is out of view. The unit requires no modifications to the existing heating and air conditioning system and operates in a very quiet fashion. The retail price of our Series 18 is $2,990.00. For the thirty three months ended May 31, 2001, we sold 66 of these units to our franchisees.

      . Series 30: The Series 30 is a residential unit which is adaptable to existing duct work used in existing heating, air conditioning and ventilation systems. We are engaged in preliminary market discussions with various users and expect to begin full scale production of the Series 30 units on or about September 1, 2001. The retail price is $1,000.00. For the six months ended May 31, 2001, we sold 190 of these units to our franchisees and direct sales.

      . Series 999: We developed our Series 999 as an automotive after market product for mounting in the trunk of new and used cars. The unit was designed to move 100 cubic feet of air per minute with complete air changes in an automobile every 20 seconds. The retail price of our Series 999 is $500. For the thirty three months ended May 31, 2001, we sold 778 of these units. These sales were primarily to Airsopure 999, L.P. of which Airsopure, Inc., our wholly owned subsidiary, was the general partner.

         Medicare Series 950: Our Medicare Series 950 is a free standing, portable unit. In October 1999, our Medicare Series 950 unit was submitted to Medicare for approval and issuance of a Medical reimbursement code number. The Medicare reimbursement code number would enable Medicare recipients to receive reimbursement for the cost of the Medicare Series 950 unit. We have proposed to offer our Medicare Series 950 to Medicare recipients for a retail price of $795. As of June 30, 2001, we have not sold any Medicare Series 950 units to the Medicare market.


     . Consumer Series 950: Our Consumer Series 950 unit is similar to the Medicare Series 950 with alterations for a larger array of filtration for contaminants. The estimated retail price of the Consumer Series 950 is $1,495.00. As of May 31, 2001, we have sold 1078 of these units since January 2001.

     . Down Draft Tables: Our down draft tables were designed for the nail manicure industry and first introduced in January 1996. The units have largely been discontinued with our remaining inventory of approximately 5 units available for a retail price of $1,500.00. We discontinued our down draft table line based upon a decline in market demand which resulted in production and marketing expenses exceeding proposed sales.

     . Replacement Filters: We manufacture our sorbent media filters by purchasing pre-filter material in bulk and cutting the material in our production facility to proper sizes to fit our units. Our hospital grade HEPA filters are out-sourced for production. The tri-sorbent filters are also outsourced for manufacture, but assembled at our production facility. The life of the filters required by our air purification units varies with the type of unit and the degree of contamination; however, we estimate that each unit sold will require an average of one to two complete filter changes per year. The filters required by our ceiling units have a retail price of $268 to $462 depending on uses. The automobile unit requires approximately $100 in replacement filters per year and the portable residential units approximately $150 per year. The Model S-30 requires $100.00 in filters per year

PRODUCT DEVELOPMENT AND REDESIGN

     We do not anticipate any major costs during fiscal year 2002 to develop or redesign our existing products or our products in the developmental stage which will not be offset by estimated product sales. Instead, we intend to focus our available capital resources on the marketing and distribution of our current line of marketable air purification products. We will, however, adapt or redesign our products to meet changing customer demands or to respond to requests in the market for made-to-order products. Our decision to redesign or develop a particular product will be based upon whether estimated sales to respond to a particular product need will be sufficient to offset estimated development or redesign costs.
    We intend to evaluate the inclusion of photocatalytic oxidation technology into both our existing and developmental products for the purpose of increasing the air purification efficiency of these products. Photocatalytic oxidation occurs when ultra violet light waves are passed through a titanium screen creating a chemical reaction. The chemical reaction increases air purification efficiency by eliminating volatile compounds within the unit.

OPERATIONS

    We currently maintain a warehouse production facility of approximately 10,000 square feet in Dallas, Texas. In this facility, we are able to assemble a combined total of approximately 1,000 of our Series S-12, S-14, and S-18 units. We believe our warehouse facility is adequate for our current and estimated future production needs for these units. Based upon our anticipated unit volume sales of the Series 999 automobile unit and the Medicare and Consumer Series 950 units, management elected during fiscal year 2000 to outsource production of these units. Component parts for the Model S-30 are outsourced with final assembly at our manufacturing plant. We can assemble the anticipated production needs at our facility.

COMPETING PRODUCTS AND TECHNOLOGIES

    The current air filtration products and technologies available in the market which compete with our products include the following:

    . Activated carbon filters for use in heating, ventilation and air conditioning units

    . High Efficiency Particulate Air ("HEPA") filters

    . Ozone generators

    . Anti-microbial chemically treated filters

    . High energy UV light

    . Ionizers

    . Electrostatic precipitators

    . Media filtration

    . Photocatalytic oxidation technology

    . Various combinations of the above

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

    The major competition for our products and markets is the domestic commercial and residential heating, ventilation and air conditioning market. This market is composed of a small number of large manufacturers. The two market leaders are the Carrier division of United Technologies and Trane Corp., a unit of American Standard. Trane is second in the industry. Like Carrier, Trane competes in all segments of our industry including commercial, residential, air conditioning, furnaces and heat pumps. Our other competitors include the following companies:

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

    CECO Environmental Corp. (NASDAQ:CECE) has been in the air quality technologies and services business for over 30 years. CECO has expanded the applications for its technology to include water treatment. CECO provides a wide spectrum of air quality and wastewater treatment products and services. These products and services include industrial air filters, high performance filter fabrics, environmental maintenance, monitoring and management services, waste water treatment and air quality improvement systems. CECO is a full-service provider to the steel, aluminum, automotive, aerospace, semiconductor, chemical and metalworking industries.

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

     We believe that the applications for our product lines will have broad appeal, since the implementation costs of our products are small compared to the cost benefits that typically accrue to the user. We also believe our technological approach of combining several air purification components into a single product is a superior method for removing and destroying pollutants in an indoor air environment. Some of the advantages and benefits of our products are as follows:

     - Biological air contaminants are substantially destroyed and or removed

     - The process cleans and purifies the air through multiple air changes

     - The process is effective for microbes, endotoxins, toxins, allergens,
     - and organic compounds

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

     - The commercial heating, ventilation and air conditioning market is a market which generated billions in sales and which we believe will experience continued sales growth in the future.

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

     FRANCHISES. We currently have 18 commercial franchisees who market and sell our commercial building air purification products in various parts of the United States. In February 2000, we commenced a franchise program for the marketing and sale of our residential air purification products utilizing a retail store outlet concept. We provide a five day Indoor Air Quality Certification program for all of our approved franchisees. Each of our franchisees have a protected territory. We also coordinate an advertising program with our franchisees to provide an unlimited number of leads and Future potential accounts to serve. Our franchisees are not required to exclusively market our products and may combine our products with competing products. We commenced marketing the residential/ retail franchises in February 2000 and sold ten franchises through May 31, 2001. In March 2001, we discontinued sale of this residential franchise. We continue to support The four franchises in operation.

     INTERNATIONAL LICENSES. We have licensed the distribution rights to our name and technology in the countries of Taiwan, the Philippines, Turkey, Canada and Spain. Effective May 31, 2000, we entered into a development agreement with Aurora Products, Ltd. (Shanghai) for the distribution of our products in the Peoples Republic of China and other Pacific Rim countries. Aurora Products executed a $1,000,000 demand promissory note in return for the distribution rights. The note bears interest at 10% per annum with all principal and interest due May 31, 2008. As of August 31, 2001, we have received payments of $92,281 under the note. Effective January 2001 , we entered into a distribution agreement with Kee Technologies of Panama City, Republic of Panama. This agreement covers Central and South America.

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

     MANUFACTURER'S REPRESENTATIVES. We estimate that there are approximately 260,000 heating and air conditioning representatives in the United States. This unconsolidated group of professionals accounts for a significant amount of the current sales of air purification and cleaning units. We intend to make our products available to these representatives and recently employee an individual with expertise in this market to coordinate this channel of distribution. As of May 31, 2001, we have entered into agreements with twelve local manufacturing representatives. In February 2001, we entered into an agreement with W & B Service Company for a national distribution of our commercial and automotive purification products. We can not assure you that this new marketing approach will be successful. If unsuccessful, we may not be able to increase sales from our commercial or consumer products which could materially affect our future profitability.

     INTERNET SALES. Internet usage has increased over the last several years and consumer purchasing is expected to continue to grow in accordance with this usage. We estimate that 73% of website users search for information about products and services and 7.4 million users have made at least one purchase over the Internet. The demographics of website users also fit well with our products. Most website users are well educated and earn significantly more income than the national average. Our websites are www.airsopure.com or www.airtechgroup.com. Since June of 1999, the Airsopure website was accessed 194,444 times and the Airtech website 241,785 times.

     We have made minor sales directly attributable to our websites. On these sites, visitors can educate themselves about our products and order online. We intend to spend additional funds to redesign and enlarge our websites in an effort to direct more Internet traffic to our websites. Our proposed redesign will include "hyper link" access to our products. Hyper link access will enable website users to use generic words such as "air quality" or "air purification" for immediate referral to our website. Our websites also provide quicker advertising response times, direct feedback from customers and instantaneous updating of information. We believe the keys to successful marketing on the Internet will be exposure and association with other well-traveled websites, security, a clean design, ease of use and product testimonials.

     CORPORATE SALES. We currently make direct sales through our corporate offices to national accounts such as TGI Fridays, Bennigan's and Sullivan"s, in addition to other local, regional and national accounts involved in the food and beverage industry. We also intend to employ the direct sales approach to school systems and government facilities during fiscal year 2001.

     RETAIL DISTRIBUTION. Since February 2000, we sold eight residential retail franchises. We recently suspended our franchise program utilizing this concept. We continue to support the five remaining franchises. We are currently marketing our residential products through direct sales from corporate offices and print and media advertising. We are also expanding the following additional distribution channels for our products:

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

     In October 1999, we applied for a Medicare reimbursement code number for our Medicare Series 950. We have not yet received approval for a specific reimbursement code number to date, although Medicare has allowed us to invoice Medicare using a non-assigned code number. The use of the non- assigned code number does not guarantee Medicare reimbursement to Medicare recipients. Issuance of the Medicare reimbursement number is within the sole discretion of the Medicare Administration and we can not predict if, or when, we will receive Medicare approval. In February 2001, we applied to the Health Care Financing Administration, for a health care product code system number for the portable unit. This code is commonly referred to in the medical insurance industry as a HCPCS Code. If a code is issued and a private insurance carrier accepts our product, patients who purchase a portable unit may be entitled to receive insurance reimbursement from their private insurance carrier. We expect a decision on our HCPCS application by December 2001. We can not predict if, or when, we will receive this approval.

          We have identified a national distribution network composed of durable medical equipment distributors that have existing sales forces and marketing infrastructures. Association with these distributors creates an immediate distribution network for our Medicare and Consumer Series 950 units. This distribution network would eliminate management challenges of creating and maintaining our own sales force or recreating the existing client bases of these distributors. Medical equipment distributors currently interact with physicians providing other medical devices such as walkers, wheelchairs, hospital beds and electronic monitoring devices. If we do not receive approval from Medicare of our Medicare Series 950 unit, we intend to continue our efforts to market the Consumer Series 950 through direct sales to medical equipment distributors and by pursuing insurance carriers and health care providers outside of the Medicare system by use of the HCPCS code. We cannot predict or forecast the amount of any future sales which may be generated from the Medicare or Consumer Series 950 units. In January 2001, we entered into an agreement with Southern Therapy, Inc. a Texas based HME/DME for the national distribution of the Medicare Series 950 unit.

     AUTOMOBILES AND PUBLIC TRANSPORTATION. Our research indicates that there exists an increasing problem with abundant air contamination in automobiles and public transportation vehicles across the United States. Our research also indicates that no real technological solutions are being applied to remove the harmful and irritating smells, gases and micro-particles that can cause and exacerbate respiratory problems. We have concluded that solving these issues for the public could provide tremendous economic rewards and auto resale values to a wide variety of customers, such as car rental companies, automobile dealers and government vehicles. One of the foremost complaints in the car rental industry and the new and used car industry, are the odors associated either with new material odors or with fabrics and materials in the automobile cabin that have absorbed pollutants like cigarette smoke for prolonged periods of time.

    We believe that all of these vehicles represent potential installations for our Series S-999. We propose to penetrate this market through agreements with nationwide auto after-market companies. Our proposal is to wholesale our Series 999 automobile air purification unit for inclusion with other after-market packages offered in the auto after-market such as automobile customizing packages. We believe a very highly effective and affordable air purification device like our Series S-999 will be accepted in the automobile after-market. We are currently in preliminary negotiations with several auto after-market companies, but have no final commitments or agreements.

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

SUPPLIERS

    We purchase the supplies and materials used in our business from a number of vendors. As of June 30, 2001, our five principal suppliers who provided us with materials used in our products were ADS, Inc., FiltersRx, Inc., UVDI, Inc., Love Box and Standard Supply, Inc. We purchase motors, fans, filters packaging and lamps from these suppliers. If we experience production difficulties from any of our principal suppliers, alternative suppliers and vendors exist in the marketplace. We may, however, experience production delays to enable an alternative supplier sufficient time to produce supplies to our specifications. We do not expect any delays to be material based upon our policy to maintain inventory levels necessary to avoid production delays.

ESTIMATE OF RESEARCH AND DEVELOPMENT EXPENDITURES

    We incurred various research and development expenditures of approximately $184,579 for the fiscal year ended May 31, 2001 and $100,000 for the fiscal year ended May 31, 2000. These expenditures included salaries, materials, finished units, travel and correspondence.

EMPLOYEES

    As of May 31, 2001, we had 15 employees including one part-time employee.

FISCAL YEAR

    Our fiscal year is from June 1 to May 31 of each year.

ITEM 2.  DESCRIPTION OF PROPERTIES

    We maintain our executive offices at 12561 Perimeter, Dallas, Texas 75228. We also maintain a warehouse facility at the same location in Dallas, Texas. These facilities have a total of approximately 10,000 square feet and a total rental cost for fiscal year 2001 of $115,775. We are committed to our office lease until September 30, 2001. We are currently in negotiations with the landlord on a lease extension. We consider our facilities sufficient for our present and currently anticipated future operations and believe that all of our properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS


    In 1997, we were named as a defendant in a cause of action styled LLB Realty, L.L.C. v. Interactive Technologies Corp., Cause No. MER-L-1535-97, in the Superior Court of New Jersey, Mercer County. The complaint alleges damages relating to a lease agreement entered into with the plaintiff's for office facilities in New Jersey. We never occupied the space based upon the plaintiff (lessor) failing to finish-out the space pursuant to our specifications. The complaint alleges damages of approximately $250,000 for remaining lease payments, finish-out costs and lost revenues. The Court ruled in favor of the plaintiffs and will hold a hearing to determine damages. Although we are in negotiations for a settlement relating to the complaint, the outcome of these negotiations is uncertain. We have established a reserve in our consolidated financial statements in the amount of $200,000 in anticipation of a settlement.

    On March 2, 2000, we were named as a defendant in a cause of action styled H.A.A., Inc. v. Airtech International Group, Inc., Cause No. 00CV-1603 (KMW), in the United States District Court for the Southern District of New York. The plaintiff originally sought the specific performance of an alleged contract providing for our sale to the plaintiff of 1,854,386 shares of our common stock for a cash purchase price of $419,000. After the original filing, the plaintiffs amended their original complaint to include alleged damages of approximately $1,000,000 as an alternative remedy to specific performance. On July 6, 2001, we entered into a settlement agreement with the plaintiff. The terms and conditions of the settlement are subject to confidentiality agreement with the plaintiff. We do not believe that the terms of the settlement will have a material adverse effect on our financial condition or future operations.

    We have been named as a defendant in a number of routine lawsuits arising in the ordinary course of our business. In some of these cases a judgment was rendered against us. We have answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. We have fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $25,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 18, 2001 at a Special Meeting of the stockholders, they approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of our common stock $0.05 par value, from 50,000,000 authorized to 100,000,000 authorized shares.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

    Our shares of common stock are traded in the "over-the-counter" or "Bulletin Board" market under the symbol "AIRG." High and low sales prices of our shares of common stock for the quarters of fiscal years 2001 and 2000 were:

                                                          HIGH       LOW
                                                       --------   --------
Fiscal Year 2001
      4th Quarter.....................................   $0.27      $ 0.14
      3rd Quarter.....................................    0.53        0.17
      2nd Quarter.....................................    1.09        0.38
      1st Quarter.....................................    1.53        0.75

Fiscal Year 2000
      4th Quarter.....................................   $2.59      $ 1.00
      3rd Quarter.....................................    3.53        0.60
      2nd Quarter.....................................    0.90        0.25
      1st Quarter.....................................    0.75       0.125

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

    As of May 31, 2001, there were approximately 2,000 holders of record of our common stock and we had approximately 32,770,804 shares issued and outstanding.

DIVIDENDS

    We have paid no dividends on our shares of common stock and we have no current intention to pay dividends on our shares of common stock in the future. Holders of our Series "M" Convertible Preferred Stock have a preferred dividend right to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from sales of our Series 950 units until January 31, 2002. Except for required dividend payments on the Series "M" convertible preferred stock, we intend to retain any future earnings for reinvestment in our business. As of May 31, 2000, no dividends have been paid on the Series "M" convertible preferred stock. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors. Future dividends will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. As of January 1, 2000, we terminated our offering of Series "M" convertible preferred stock and do not intend to offer any additional shares in the future.

    In August 2001, we announced that the Company will be issuing a dividend to shareholders of record September 30, 2001. This dividend will be one share of Humitech, Inc. common stock, for every ten shares of our common stock owned at September 30, 2001. Humitech, Inc. purchased, in August, 2001, one hundred per cent of the outstanding common stock of our subsidiary, Airsopure International Group, Inc. in a stock exchange whereby we received approximately ten percent of the combined company stock in Humitech. We are issuing one hundred per cent of our ownership in Humitech in the dividend to shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

                                   PRINCIPAL
                                   AMOUNT
                                     OR         PRICE
                                    SHARES       PER
DATE                  TITLE         ISSUED      SHARE         NATURE of TRANSACTION
                                                                          and ISSYED UNDER EXEMPTION
July 20, 2001   12% Convertible     $200,000   N/A       Private Placement

                                                                                   Debenture with 100,000 attached
                                                                       Warrants Section 4(2) of the Securities Act

June 19, 2001    Common Stock       2,639,926        N/A      Convert Airsopure 999
                                                                                 Limited Partners as
                                                                           accredited investors per
                                                                           Agreement Section 4(2)
                                                                           Securities Act

March 30, 2001  12% Convertible     $800,000    N/A            Private Placement
                                                                                 Debentures with 500,000 attached
                                                                            Warrants Section 4(2)of the
                                                                                     Securities Act
March 30, 2001    Common Stock        955,128      $0.19                             Shares issued employees and
                                                                                    senior management
                                                                                 for services rendered
                                                                             S-8 Registration Statement
March 30, 2001     Common Stock       105,000       $0.23         Shares issued NIR Group, LLC
                                                                       for placement 12% debentures Section 4(2)
                                                                       of Securities Act
February 28, 2001   Common Stock      500,000       $0.18                              Shares issued employees and
                                                                                      senior management for services
                                                                                      rendered S-8 Registration
                                                                                      Statement

March 27, 2001    Common Stock       308,541                $0.24       Shares issued to
                                                                            accredited investor in Conversion of
                                                                            limited partnership interest in Airsopure
                                                                            999 Section 4(2) of the  Securities Act
January, 2001    Common Stock            2,800,000         $0.15   Shares issued to  accredited investors Section 4(2) of the
                                                                       Securities Act

January 8, 2001    Common Stock   200,000    $0.25   Shares issued to
                                                                 accredited investors
                                                                Section 4(2) of the
                                                                 Securities Act
June 30, 2000     Common Stock        400,000        $0.25          Shares issued to
                                                                       accredited investor
                                                                     in exchange of warrants held by holders of "M"
                                                                       Preferred Stock
February 22, 2000. 6% Convertible    $2,500,000     N/A      Private Placement Section 4(2) of
                                                                       Debentures with attached Warrants
                                                                       the Securities Act
January 2000 thru March 2000. 12% Convertible $350,000  N/A      Private Placement Section 4(2) of
                                                              Debentures with Warrants attached  the Securities Act

January 2000 thru   Common  200,000  $0.25 to $0.75   Private Placement Section 4(2) of
  February 2000....         .............                    the Securities Act

December 31, 1999.  Common  300,000    $0.19     Shares issued to CEO and President S-8 registration  for services rendered

August 31, 1999...Common  358,591   $0.34 to $0.50   Shares issued to Investment Bankers  S-8 registration  statement

June 30, 1999......  Common    1,200,000    $0.10     Shares issued to accredited investors Section 4(2) of the Securities Act
                                                    Including 500,000 shares to CR Saulsbury, Sr.

May 31, 1999.....  Common       700,000    $0.10     Shares issued to  accredited investors Section 4(2) of
                                                            the Securities Act

February 28, 1999. Common   1,583,134    $0.50     Shares issued to CEO Section 4(2) of the Securities Act
                                                   consideration of


                                                        deferred wages from
                                                        June 1, 1997 through
                                                        December 31, 1998

December 31, 1998. Common   46,250    $0.50     Warrants exercised by holders of "M"Preferred Stock Section 4(2) of the Securities Act
November 30, 1998  Common  828,000    $0.33     Shares issued to accredited investors Section 4(2) of
                                                the Securities Act

November 30, 1998 Common 224,000 $0.48 to $0.69  Shares issued to Investment bankers and consultants for services rendered
                                                               S-8 registration Statement

August 31, 1998..  Common 146,025   $1.25 to $1.56   Shares issued to consultants and employees for services rendered
                                                                S-8 registration statement

July 31, 1998....  Common  2,614,286    $0.70     Conversion of debentures issued in conjunction with the merger of
                                                                           ITC and AIC
                                                                           Section 4(2) of the Securities Act
July 31, 1998....  Common  2,371,603     One-     Conversion of Series A preferred stock issued in conjunction with the  merger of ITC and AIC
March thru Sept. 1998  Series M  1,143,750    $1.14     Private Placement  Section 4(2) of
                                                       the Securities Act

DESCRIPTION OF CONVERTIBLE SECURITIES

    We have summarized below the material provisions of our securities which are convertible into shares of our common stock.

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

    We have 1,143,750 shares of Series "M" Convertible preferred stock outstanding. Holders of our Series "M" preferred have the right to convert their shares into shares of our common stock on a one-for-one basis at any time. The Series "M" preferred automatically converts to shares of our common stock on December 31, 2001. The holders of Series "M" preferred are entitled to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from the sales of our Series 950 units until January 31, 2002. The dividends are paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from our Series 950 unit from the previous quarter. The holders of Series "M" preferred were also issued warrants to purchase 993,750 shares of our common stock. These warrants expired on May 31, 2000.


AIRSOPURE 999 LIMITED PARTNERSHIP INTERESTS

    We have $430,000 of limited partnership interests outstanding in Airsopure 999, L.P. ("Airsopure LP"). Airsopure, Inc., our wholly-owned subsidiary ("Airsopure"), is the sole general partner of Airsopure LP. Under the limited partnership agreement, the limited partners are entitled to receive 1.7% of the gross revenues generated from sales of our Model S-999 automobile air purification system with the remaining gross revenues paid to Airsopure. The limited partners are entitled to receive distributions until December 31, 2003, at which time 100% of gross revenues are paid to Airsopure. In addition, Airsopure has guaranteed the limited partners a 150% return on their investment by December 31, 2003. The guarantee, if payable, may at our election be in the form of shares of our common stock. All limited partners were converted to common stock in June 2001 by the issuance of 2,639,926 shares of our common stock.

12% CONVERTIBLE DEBENTURES DUE 2004 AND ATTACHED WARRANTS

    In January 2000, our board of directors authorized the issuance of up to $5,000,000 of our 12% Convertible Debentures Due 2004 under a private placement memorandum. As of May 31, 2001, we have sold $300,000 in principal amount of our 12% debentures. At any time after one year from the date of issuance, holders of our 12% debentures are entitled to convert our 12% debentures on a dollar for dollar basis into shares of our common stock. Semi-annual interest payments are due and payable on our 12% debentures commencing September 1, 2000. Each 12% debenture in the principal amount of $25,000 includes a warrant to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants expire two years from the date of issuance.
    At our option, our 12% debentures may be converted on a dollar for dollar basis into shares of our common stock or paid in cash at face value on the maturity date. Prior to maturity, we may with the consent of the debenture holder, redeem our 12% debentures in cash at the following redemption prices together with accrued interest to the date of redemption:


           IF REDEEMED ON OR AFTER SEPTEMBER 1
                OF THE FOLLOWING YEARS:                     % OF PRINCIPAL
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

6% CONVERTIBLE DEBENTURES DUE MARCH 30, 2003 and ATTACHED WARRANTS

    On March 29, 2001, we entered into a securities purchase agreement with AJW Partners, LLC and New Millennium Partners II, LLC to raise up to $1,000,000 through the sale to these investors of our 12% Convertible Debentures Due 2003 with attached warrants to purchase up to 600,000 shares of our common stock. Upon execution of the securities purchase agreement, the investors purchased $800,000 in principal amount of 12% debentures with attached warrants to purchase 500,000 shares of our common stock. The purchase price paid by the investors for our 12% debentures and attached warrants was $800,000 which represents the total amount we have received under the purchase agreement through April 30, 2001. Under the terms of our purchase agreement, the investors are obligated to purchase the remaining $200,000 in principal amount of our 12% debentures with attached warrants to purchase 100,000 shares of common stock for a purchase price of $200,000. The investors are obligated to purchase the additional 12% debentures on the date the registration statement relating to the common stock offered by this prospectus is declared effective by the SEC. The investors purchased $200,000 of the convertible debentures July 20, 2001.

                         Description of 12% Debentures

    Our 12% debentures have a maturity date of March 30, 2003 at which time the principal amount and all accrued interest on the 12% debentures is due and payable. Interest payments on the 12% debentures are due and payable quarterly commencing June 1, 2001 or at the option of the debenture holder upon conversion of the 12% debentures into shares of our common stock. If the debenture holder elects, we will pay any accrued interest on conversion by issuing shares of our common stock to the debenture holder at a price equal to the conversion price of our common stock as described below. The 12% debentures are secured by a security agreement under which we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, contract rights, and receivables.

    The 12% debentures are convertible at any time at the option of the holder into shares of our common stock, provided at no time may a holder of our 12% debentures and its affiliates own more than 4.9% of our outstanding common stock without giving us 30 days prior written notice of the debenture holder's intent to waive the 4.9% ownership limitation. The conversion price of our common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the 12% debentures, is the lesser of

   . 50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date we receive a conversion notice from a debenture holder; and

       a fixed conversion price of $0.25.

    Also, under the terms of the 12% debentures, if we at any time distribute any shares of our common stock in a consolidation, exchange of shares, re-capitalization or reorganization, the 12% debenture holders are entitled to participate in the distribution as if the debenture holders had converted the 12% debentures;

  . distribute any of our assets to our stockholders as a dividend, stock repurchase, return of capital, or otherwise, the 12% debenture holders are entitled to participate in the distribution as if the debenture holder had converted the 12% debentures; or

  . issue or sell any shares of our common stock for no consideration or at a price less than $0.25 per share, then the fixed conversion price of $0.25 described above shall be reduced to the price per share we receive on the issuance or sale.

   Our 12% debentures have an imbedded beneficial conversion feature which enables the debenture holders to convert the 12% debentures at the lesser of a 50% discount to the market price of our common stock and $0.25 per share. As of the date of sale of the 12% debentures, the imbedded discount attributable to the 12% debentures was $900,000. We have reflected this discount in our financial statements by writing off $146,700 of the discount as of the date of sale of the 12% debentures. We will amortize the remaining $753,300 of the discount over the three year term of the 12% debentures. If a 12% debenture is converted prior to the expiration of the three year term, we will write off to interest expense any remaining discount attributable to the converted 12% debenture.

                            Description of Warrants

   The warrants purchased by the investors on March 29, 2001 entitle the investors to purchase 500,000 shares of our common stock at an exercise price equal to the lesser of

  . 90% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date of exercise of the warrant; and

  .  $0.102 per share.

   The warrants expire on March 29, 2004. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our re-capitalization. The exercise price of the warrants is also subject to reduction if we issue any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board. Also, if at any time, we declare a distribution or dividend to the holders of our common stock in the form of cash, indebtedness, warrants, rights or other securities, the holders of the warrants are entitled to receive the distribution or dividend as if the holder had exercised the warrant.

   The warrants attached to our 12% debentures have an imbedded beneficial exercise feature which enables the warrant holders to exercise the warrants at the lesser of a 10% discount to the market price of our common stock and $0.102 per share. As of the date of sale of the warrants, the imbedded discount allocable to the warrants was $100,000. The discount was determined from the Black-Scholes option pricing method. In our financial statements, we will amortize and write-off to interest expense the $100,000 discount over the three year term of the warrants. If a warrant is exercised prior to the expiration of the three year term, we will write off to interest expense any remaining discount attributable to the exercised warrant.

Consent and Standstill Agreement of 6% Debenture Holders

   Our 6% debenture holders consented to the sale of our 12% debentures. The 6% debenture holders also agreed that neither they nor their affiliates would for a period beginning March 29, 2001 and ending 8 months from the date the registration statement relating to the securities offered by this prospectus is declared effective by the SEC

  . offer to sell, contract to sell, pledge, grant any rights or otherwise dispose of any shares of our common stock held by the 6% debenture holders without the prior consent of the 12% debenture holders; or

  . engage in any hedging transactions which are designed or reasonably expected to lead to or result in a disposition of the shares of our common stock held by the 6% debenture holders.

   The 6% debenture holders may however

  . convert the 6% debentures into a maximum of 200,000 shares of our common stock per month on a non-cumulative basis; and

  . sell up to 100,000 shares per month of common stock converted after March
    29, 2001 or 200,000 shares if the selling price is at least $0.75 per share, with any unsold converted shares held in escrow by our legal counsel


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

BACKGROUND AND GENERAL

    On May 31, 1998, Interactive Technologies acquired all of the outstanding shares of common stock of Airtech Corporation for a purchase price of

$22,937,760. The financial statements reflect the combination as a reverse merger with Airtech Corporation as the acquiring entity for accounting and reporting purposes and Interactive Technologies as the surviving entity for legal purposes. Interactive Technologies effectively issued shares of common stock for the outstanding shares of Airtech Corporation, with the stockholders of Airtech Corporation ultimately acquiring control of Interactive Technologies. For this reason, Airtech Corporation is considered the acquiring entity for purposes of our financial statements.

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

       On March 30, 2001, we entered into a securities purchase agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC to raise $1,000,000 through the sale of $1,000,000 in principal amount of our 12% Convertible Debentures Due March 30, 2003 with attached warrants to purchase up to 600,000 shares of our common stock for a purchase price of $1,000,000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED
  MAY 31, 2000


REVENUES

    Our consolidated total revenues increase $235,757 or 14.5% from $1,627,476 in 2000 to $1,863,233 in 2001. This 14.5% increase in sales is comprised of the following: product sales of our air purification equipment increased 319% or $1,192,286 from sales of $543,615 in 2000 to $1,735,901 in 2001. This increase is due to increase sales of our commercial equipment and the sale of the portable air purifier and the introduction and sale of the in-duct residential air purifiers. The franchise fees decreased 97% from $1,047,500 in 2000 to $25,000 in 2001. The sale of three franchises in 2000 compares to the sale of one franchise in 2001. The 2000 sale was primarily a sale of foreign distribution rights in China and the Pacific Rim. In 2001 we suspended the franchise fees for sale of territories when the buyer had prior successful operation of a similar franchise. There were no sales of foreign distribution rights in 2001. The other revenue increased $90,971 or 900% from $11,361 in 2000 to $102,332 in 2001. This increase is primarily to the increase in sale of replacement filters for units sold in prior years.

COSTS AND EXPENSES

    Our consolidated total costs and expenses increased $640,709 or 16% from $3,960,455 in 2000 to $4,601,164 in 2001. The major components of this $640,708 increase were:

    Salaries and wages increased $358,190 or 36% from $987,763 in 2000 to $1,345,953 for 2001. This increase is the result of many factors including increased commissions on sales of our products which is approximately $75,000 of the increase from 2000. In addition, we operated four retail stores during 2001 that represents $245,000 of the increased wages, with no comparable expense in 2000.

    Cost of sales increased $376,090 or 72% to $895,693 for 2001 as compared to $519,603 for 2000. This increase is due to the 319% increase in product sales. The percentage cost of goods sold decreased from 96% of sales in 2000 to 51% of sales for 2001.

    - lower write off of obsolete inventory,

    - lower gross sales of higher cost products and higher margins on units sold. This was primarily due to sales in our company stores, and

    - increased sales, thus more fully utilizing our manufacturing facility.

     Advertising costs increased $28,997 to $136,213 for 2001 from $107,216 for 2000. This is a 27% increase in costs. The increase is due to the introduction of two new products and the implementation of our new residential franchise sales approach, which increased promotional costs, including brochures and travel expenses.

    Depreciation decreased $14,891 to $32,064 for the year 2001 compared to $46,955 for 2000. This decrease is primarily due to less depreciation on those items fully depreciated and not replaced.

       Amortization increased $145,833 to $394,551 for the year 2001 from $248,718 for the year 2000. The increase is due to a twelve months amortization of the prepaid royalties during 2001 compared to six months amortization during 2000.

    General and administrative expenses decreased $253,510 to $1,796,690 for the year 2001 from $2,050,200 in 2000. This 12% decrease is due to increases in litigation expenses of legal fees and settlement costs offset by a charge off of $260,700 of a discontinued subsidiary, McCleskey Sales and Service, Inc. In addition, outside consultant fees and investment bankers fees decreased during 2001.

    Interest expense of $365,387 for 2001 is $256,772 higher than the $108,615 interest expense in 2000, due to the interest accrual on the outstanding 6% debentures issued in February 2000 and the 12% debentures issued in March 2001. In addition, the 12% convertible debentures sold in March 2001 contained an imbedded beneficial conversion feature, wherein an additional $117,000 in interest was charged as interest expense and as a discount to the debentures.

    The result of these revenues and costs and expenses is a net loss of ($3,103,318) or ($0.13) per share of common stock (basic and diluted)for the year 2001 compared to a net loss of ($2,441,594) or ($0.14) per share of common stock for 2000. This represents a 27% increase in our net loss and a $0.01 decrease in loss per share of our common stock compared to 2000. The average number of shares of our common stock increased from 2000 to 2001 so the loss per share on our common stock is not comparable.

    CAPITAL EXPENDITURES

    We do not have any large capital expenditures planned for fiscal year 2002. We are considering product design changes to include a plastic casing design for two of our products, which will require approximately $400,000 in capital expenditures. The final decision, however, to change the product design will be based on estimated sales of the products which will enable us to recover the capital expenditures within nine to twelve months. Any minor capital expenditures will be met with cash on hand. In the event our product sales increase beyond current manufacturing capacities, then additional capital expenditures will be required to increase production capacity. We anticipate, however, that any additional capital expenditures to increase production capacity would not exceed $500,000. These capital expenditures would also be offset by increased product sales which created the need to increase our current manufacturing capacities.

LIQUIDITY AND CAPITAL RESOURCES

    As of May 31, 2001, we had total current assets of $3,107,590 less current liabilities of $4,465,246 which resulted in net current liabilities of $1,357,656. When the current portion of the convertible debentures are subtracted from total current liabilities the current assets exceed the adjusted liabilities by $617,344. This is a decrease in net current assets of $1,202,196 at May 31, 2000. This 49% decrease in net current assets (as adjusted)is due to the continuing losses incurred by the company. We expect to have sufficient funds necessary to finance the manufacture, distribution and sale of our products including management and advertising support for fiscal year 2002. We also expect that our cash balance and operations are adequate to sustain our continued operations during fiscal year 2002.

    Our goal is to sign as distributors 100 industry companies during fiscal year 2002. Although not generating any franchise fees these outlets should have a positive impact on product sales. We expect to sell four international franchises during 2002 for up to $250,000 per license. Our estimated franchise sales are based upon our good faith estimate of the market for our franchises and our products. We cannot assure you that our franchise sales or distributorship sales will meet our goals.

    We also expect sales of our products to increase in fiscal year 2001. For the year 2001, our product sales were $1,735,901 in comparison in 2000, our product sales were approximately $543,615. This 2000 sales were an increase from the sales year ended May 31, 1999 of $388,412. This trend indicates the sales of our existing product line is increasing. Although we believe our sales represent a positive trend, we cannot assure you that this positive trend will continue.

    Our sales projections are based upon our good faith estimates of the marketability of our products and we cannot assure you that we will achieve these results during fiscal year 2002.

    If our current cash and revenues from franchise and product sales are insufficient to fund our continued growth, we will rely on our external funding sources to provide continued liquidity. For the year 2001, we increased cash from financing activities by approximately $1,729,575. This amount includes $632,093 (net) from the sale of our 12% debentures with attached warrants to a New York City Group and stock payments to employees and consultants.

    The $3,500,000 in principal amount of 6% and 12% debentures held by Investors includes attached warrants to purchase 1,150,000 shares of our common stock. If the investors exercise all 1,150,000 warrants to purchase our common stock, we could receive up to $656,000 in cash from the exercise. The warrants currently held by Investors expire from 2003 through 2005. We cannot assure you that the Investors will exercise any warrants in the future.

   We are currently in negotiation with financial institutions for unsecured operating lines of credit. We expect to have a $500,000 line available, if needed, for operations.

    During fiscal year 2002, we intend to focus on the production, marketing and sale of our existing line of air purification products, our new in line Model S-30. For this reason, we do not project significant expenditures during fiscal year 2002 on our products which are in production and sale. We believe our existing product line is sufficient to sustain our future sales growth. If we do not receive Medicare approval of our Medicare 950, we intend to actively pursue the marketing of this unit through private health insurance companies and health care providers, even without a HCPCS code number.

    We do not have a large capital expenditures program planned for fiscal year 2002. Therefore, we believe our projected increase in franchise and product sales combined with funds generated from external financing sources will be sufficient to offset any cash losses from operations. If our current and new product sales, distributor/franchise sales, new areas of distribution sales and funds from our external sources are insufficient to maintain operations, the resulting lack of capital could force us to substantially curtail or cease our operations. Any curtailment of operations would have a material adverse effect on our ability to manufacture and distribute our products and our profitability.

ITEM 7.  FINANCIAL STATEMENTS

                    INDEX TO COMBINED FINANCIAL INFORMATION
                       AIRTECH INTERNATIONAL GROUP, INC.

ITEM                                                           PAGE
-----                                                          --------
Report of Independent Certified Public Accountants..........     F-2
Consolidated Balance Sheets as of May 31, 2001 and 2000.....     F-3
Consolidated Statements of Operations for the Years Ended
 May 31, 2001 and 2000......................................     F-5
Consolidated Statements of Stockholders' Equity for the
 Years Ended May 31, 2001 and 2000..........................     F-6
Consolidated Statements of Cash Flows for the Years Ended
 May 31, 2001 and 2000......................................     F-7
Notes to Financial Statements for May 31, 2001 and 2000.....     F-8

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Airtech International Group, Inc.
Dallas, Texas

   We have audited the accompanying consolidated balance sheets of Airtech International Group, Inc. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airtech International Group, Inc. and subsidiaries as of May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Turner, Stone & Company, LLP
    ----------------------------
TURNER, STONE & COMPANY, LLP
Certified Public Accountants
Dallas, Texas
August 30, 2001

              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2001 AND 2000

                                    ASSETS

                                                                                        2001                      2000
                                                                                ---------------------     ----------------------
CURRENT ASSETS
   Cash                                                                                 $    302,724                $ 1,487,646
   Trade and licensing fees receivables, net of allowance for doubtful
       accounts of $150,000 and $20,000, respectively                                        802,084                    269,971
   Notes receivable, current portion                                                         437,250                    437,250
   Inventory                                                                                 983,148                    538,952
   Prepaid expenses                                                                           67,384                     38,212
                                                                                ---------------------     ----------------------
                        Total current assets                                               2,592,590                  2,772,031

PROPERTY AND EQUIPMENT - net of accumulated depreciation
   of $198,653 and $166,589, respectively                                                    170,432                    156,288

NOTES RECEIVABLE - net of current portion, net of allowance
   for doubtful accounts of $0 and $0, respectively                                        1,078,312                  1,175,000

OTHER ASSETS

   Goodwill, net of accumulated amortization of $107,432 and
      $71,621, respectively                                                                   71,621                    107,432
   Intellectual properties, net of accumulated amortization
       of $ 255,540 and $ 146,800, respectively                                              831,857                    940,597
   Prepaid royalties and other assets, net of accumulated
      amortization of $ 354,167 and $ 104,167, respectively                                  156,055                    412,381
                                                                                ---------------------     ----------------------
                        Total other assets                                                 1,059,533                  1,460,410
                                                                                ---------------------     ----------------------

                                                                                        $  4,900,867                $ 5,563,729
                                                                                =====================     ======================

   The accompanying notes are an integral part of the financial statements.

              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2001 AND 2000

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        2001                      2000
                                                                                ---------------------     ----------------------
CURRENT LIABILITIES
   Accounts payable, trade                                                              $    274,107               $    260,102
   Accrued payroll, other wages and related burden                                           422,117                    407,134
   Other accrued expenses                                                                    895,149                    415,076
   Advances payable to officers                                                              106,688                    210,338
   Notes payable                                                                             277,185                    277,185
   Current portion of convertible debentures                                               1,975,000                          -
                                                                                ---------------------     ----------------------
                        Total current liabilities                                          3,950,246                  1,569,835

LONG-TERM LIABILITIES
   Deferred revenue                                                                          340,000                    340,000
   Product marketing obligation                                                              430,000                    430,000
   Convertible debentures, net of discount, less current portion                             455,284                  2,850,000
                                                                                ---------------------     ----------------------
                        Total long-term liabilities                                        1,225,284                  3,620,000

                        Total liabilities                                                  5,175,530                  5,189,835

COMMITMENTS AND CONTINGENCIES                                                                      -                          -


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - 5,000,000 shares authorized, $.005 par value
       Series A cumulative, convertible preferred, no shares issued and outstanding
          liquidation preference of $1 per share                                                   -                          -
       Series M cumulative, convertible preferred, 1,012,500 and 1,143,750 shares issued and outstanding, respectively, liquidation
          preference of $1 per share                                                           1,013                      1,144
   Common stock - $.05 par value, 100,000,000 shares authorized,
       32,770,804 and 20,939,216 shares issued and outstanding,
       respectively                                                                        1,638,540                  1,046,961
   Additional paid-in capital                                                              9,472,569                  7,609,256
   Accumulated deficit                                                                   (11,386,785)                (8,283,467)
                                                                                ---------------------     ----------------------
                        Total stockholders' equity (deficit)                                (274,663)                   373,894
                                                                                ---------------------     ----------------------

                                                                                        $  4,900,867               $  5,563,729
                                                                                =====================     ======================

    The accompanying notes are an integral part of the financial statements

              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2001 AND 2000

                                                                                        2001                      2000
                                                                                ---------------------     ----------------------
REVENUES
   Product sales                                                                        $  1,735,901              $     543,615
   Franchisee fees                                                                            25,000                  1,072,500
   Other revenues                                                                            102,332                     11,361
                                                                                ---------------------     ----------------------

                        Total revenues                                                     1,863,233                  1,627,476
                                                                                ---------------------     ----------------------

COSTS AND EXPENSES
   Salaries, wages and other compensation                                                  1,345,953                    987,763
   Cost of sales                                                                             895,693                    519,603
   Advertising                                                                               136,213                    107,216
   Depreciation                                                                               32,064                     46,955
   Amortization                                                                              394,551                    248,718
   Other general & administrative expenses                                                 1,796,690                  2,050,200
                                                                                ---------------------     ----------------------

                        Total costs and expenses                                           4,601,164                  3,960,455
                                                                                ---------------------     ----------------------

LOSS FROM OPERATIONS                                                                      (2,737,931)                (2,332,979)

Interest expense                                                                            (365,387)                  (108,615)
                                                                                ---------------------     ----------------------

LOSS BEFORE INCOME TAXES                                                                  (3,103,318)                (2,441,594)

Income tax benefit                                                                                 -                          -
                                                                                ---------------------     ----------------------

NET LOSS                                                                                $ (3,103,318)             $  (2,441,594)
                                                                                =====================     ======================


LOSS PER COMMON SHARE - BASIC                                                           $      (0.13)             $       (0.14)
                                                                                =====================     ======================

LOSS PER COMMON SHARE - DILUTED                                                         $      (0.13)             $       (0.14)
                                                                                =====================     ======================

   The accompanying notes are an integral part of the financial statements.

              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MAY 31, 2001 AND 2000


                                                       COMMON STOCK                   PREF. SERIES M              PREF. SERIES A
                                                       ------------                   --------------              ----------------
                  DESCRIPTION                     SHARES          $               SHARES           $          SHARES           $
    ------------------------------------------------------------------------------------------------------------------------------
    BALANCE AT 5/31/99                          13,207,532   $  660,376         1,143,750       $ 1,144            -         $   -

    Issuance of common stock for cash            4,196,850      209,842

    Issuance of common stock in
    exchange for services                        1,796,879       89,843

    Issuance of common stock on
    exercise of warrants                           337,500       16,876

    Issuance of common stock to
    vendors for payment of trade
    payables                                     1,400,455       70,024

    Net loss during the year
                                             -------------------------------------------------------------------------------------

    BALANCE AT 5/31/00                          20,939,216    1,046,961         1,143,750         1,144            -             -

    Issuance of common stock for cash            2,033,540      101,677

    Issuance of common stock in
    exchange for services                        5,461,128      273,055

    Issuance of common stock on
    exercise of warrants                           388,400       19,421

    Issuance of common stock in
    payment of officer notes and
    accrued interest                             1,500,000       75,000

    Issuance of common stock upon
    conversion of debentures and
    accrued interest                             2,317,260      115,863

    Issuance of common stock upon
    conversion of Series M shares                  131,260        6,563          (131,250)         (131)

    Paid in capital attributalbe to
    convertible debt warrants, less cost
    of raising capital of $167,907

    Net loss during the year

                                             -------------------------------------------------------------------------------------
    BALANCE AT 5/31/01                          32,770,804  $ 1,638,540         1,012,500       $ 1,013            -         $   -
                                             =====================================================================================


                                                         PAID-IN         ACCUMULATED
                  DESCRIPTION                            CAPITAL           DEFICIT           TOTAL
    ------------------------------------------------------------------------------------------------------------

    BALANCE AT 5/31/99                                 $ 5,546,965     $  (5,841,873)       366,612

    Issuance of common stock for cash                      780,494                          990,336

    Issuance of common stock in
    exchange for services                                  526,563                          616,406

    Issuance of common stock on
    exercise of warrants                                    67,544                           84,420

    Issuance of common stock to
    vendors for payment of trade
    payables                                               687,690                          757,714

    Net loss during the year                            (2,441,594)       (2,441,594)
                                           ---------------------------------------------------------------------

    BALANCE AT 5/31/00                                   7,609,256        (8,283,467)       373,894

    Issuance of common stock for cash                      153,430                          255,107

    Issuance of common stock in
    exchange for services                                  536,378                          809,433

    Issuance of common stock on
    exercise of warrants                                    63,521                           82,942

    Issuance of common stock in
    payment of officer notes and
    accrued interest                                        52,500                          127,500

    Issuance of common stock upon
    conversion of debentures and
    accrued interest                                       431,823                          547,686

    Issuance of common stock upon
    conversion of Series M shares                           (6,432)                               -

    Paid in capital attributalbe to
    convertible debt warrants, less cost
    of raising capital of $167,907                         6320,93                          632,093

    Net loss during the year                                              (3,103,318)    (3,103,318)

                                           --------------------------------------------------------
    BALANCE AT 5/31/01                                 $ 9,472,569     $ (11,386,785)   $  (274,663)
                                           ========================================================

   The accompanying notes are an integral part of the financial statements.

              AIRTECH INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2001 AND 2000


                                                                                                   2,001                      2,000
                                                                                  ----------------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $           (3,103,318)     $          (2,441,594)
    Adjustments to reconcile net income to cash
      Depreciation and amortization                                                              426,615                    295,673
      Stock payments to employees and consultants                                                809,433                    616,406
      Allowances and write offs                                                                  130,000                     20,000
      Amortization of discount on convertible debentures                                         155,284                          -

    Changes in operating assets and liabilities
      Accounts receivable                                                                       (662,113)                  (116,020)
      Inventory                                                                                 (444,196)                  (296,287)
      Prepaid expenses and other assets                                                          (22,846)                   (40,552)
      Notes receivable                                                                            96,688                 (1,037,250)
      Accounts payable                                                                            14,005                    507,623
      Accrued expenses                                                                           541,592                    141,757
      Deferred revenue                                                                                 -                    (60,000)
                                                                                  ----------------------      ---------------------
         Net cash used in operating activities                                                (2,058,856)                (2,410,244)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                                        (46,208)                  (113,674)
                                                                                  ----------------------      ---------------------
                   Net cash used in investing activities                                         (46,208)                  (113,674)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                       338,049                  1,074,756
    Reciepts from product marketing obligation                                                         -                     25,000
    Proceeds from convertible debentures, net                                                    632,093                  2,850,000
    Repayments of convertible debentures                                                         (50,000)                         -
                                                                                  ----------------------      ---------------------
            Net cash provided by financing activites                                             920,142                  3,949,756

Increase ( decrease ) in cash                                                                 (1,184,922)                 1,425,838

CASH, beginning of period                                                                      1,487,646                     61,808
                                                                                  ----------------------      ---------------------
CASH, end of period                                                               $              302,724      $           1,487,646
                                                                                  ======================      =====================


SUPPLEMENTAL CASH FLOWS DISCLOSURES
    Interest paid                                                                 $              112,229      $              30,000
    Income taxes paid                                                             $                    -      $                   -
    Non-cash investing and financing activities:
      Common stock issued in settlement of accounts payable                       $                    -      $             757,714
      Common stock issued in exchange for services                                $              809,433      $             616,406
      Common stock issued in payment of officer notes
           and accrued interest payable                                           $              127,500      $                   -
      Common stock issued upon conversion of
           convertible debentures and accrued interest                            $              547,686      $                   -

   The accompanying notes are an integral part of the financial statements.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
--------------------------

Airtech International Group, Inc. (the Company) was incorporated in the state of Wyoming on August 8, 1991 under the name International Technologies Corporation. Through its subsidiaries, the Company manufactures and sells a full line of air purification products. The Company primarily markets, sells and distributes its products through a network of franchisees, direct sales and industry distributors.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, Airtech International Corporation (AIC), Airsopure, Inc.(ASP), Airsopure International Group, Inc.(AIG) and McCleskey Sales and Service, Inc.(MSS), each of which have fiscal year ends of May 31.
All material intercompany accounts, balances and transactions have been eliminated in the consolidation.

Impairment of long-lived assets
--------------------------------

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

Amortization
-------------

Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization using the straight-line method over 10 years beginning when the product is initially inventoried for sale. For the years ended May 31, 2001 and 2000, amortization expense totaled $108,740 and $108,740, respectively.

Goodwill recorded in the acquisition of AIC in May 1998, is being amortized using the straight-line method over 5 years. For the years ended May 31, 2001 and 2000, amortization expense totaled $35,811 and $35,811, respectively.

A prepaid royalty fee, paid pursuant to a December 1995 agreement and related to the Company's portable medicare unit, is being amortized using the straight-line method over 24 months beginning in January 2000. For the years ended May 31, 2001 and 2000, amortization expense totaled $250,000 and $104,167, respectively.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------

Inventories are carried at the lower of cost or net realizable value (market) and include component parts used in the assembly of the Company's line of air purification units and filters and finished goods comprised of completed products. The costs of inventories are based upon specific identification of direct costs and allocable costs of direct labor, packaging and other indirect costs.

At May 31, 2001 and 2000, inventories consisted of the following:


                                            2001              2000
                                       -----------------------------
          Finished goods                 $ 983,148         $ 356,916
          Component parts                        -           182,036
                                       -----------------------------
                                         $ 983,148         $ 538,952
                                       =============================

Property and equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided by straight line and accelerated methods for financial and tax reporting purposes, respectively, over estimated useful lives of five to seven years.

Intellectual properties
-----------------------

Costs incurred by the Company in developing its products consisting primarily of design, testing and completion of working prototypes, which are not considered patentable, are capitalized and will be amortized over the estimated useful life of the related patents once a unit has been placed in production.

Product marketing obligation
----------------------------

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market its Model S-999 as a product marketing obligation ( Note 7 ).

Revenue recognition
--------------------

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

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising
-----------

Advertising dollars are invested in trade journals, trade shows, travel and franchise networking. All amounts are expensed as incurred. For the years ended May 31, 2001 and 2000, advertising expenses totaled $183,278 and $130,597, respectively.

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

Earnings per share
------------------

Basic and diluted loss per share are based upon 24,741,471 and 17,368,684, respectively, weighted average shares of common stock outstanding. No effect has been given to the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of stock options and warrants as the effect would be antidilutive.

Research and development
------------------------

The Company's research and development activities consist of retooling its existing S12 model and the development of its S30 model and related products. For the years ended May 31, 2001 and 2000, research and development costs totaled $184,579 and $0, respectively, and were charged to expense when incurred.

2.     PREFERRED STOCK

Convertible preferred stock - Series A
---------------------------------------

In connection with the Company's acquisition of AIC (Note 1), the Company established this equity class and authorized 15,000,000 shares. The shares have a par value of $1.00, do not pay dividends and are convertible at the Company's option at any time within 24 months after issuance for one share of the Company's common stock for each share of preferred stock. Since July 1998, no Series A preferred stock shares have been issued or outstanding

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     PREFERRED STOCK (Continued)

Convertible preferred stock - Series M
---------------------------------------

During the year ended May 31, 1998, the Company authorized 5,000,000 shares and established this equity class to raise production funds for the Company's Model S-950, Medicare air filtration unit. The Series M preferred shareholders participate by receiving up to 20%, if totally subscribed, of the collected gross proceeds from the Company's sales of its Model S-950 over a two year period. Through May 31, 1999, 1,143,750 of these shares were issued for $1.00 cash, net of $203,379 of offering costs. The shares have a par value of $.001, do not pay dividends and are convertible at the holder's option at any time within 36 months after issuance for one share of the Company's common stock. In addition, attached to each share is one warrant to purchase one share of common stock at a price of $0.25 per share exercisable within two years after issuance. As of May 31, 2000, the Company had sold 78 of these units and owes $ 5,364 under the participation plan.

3.     NOTES RECEIVABLE

Notes receivable relate to AIC sales of geographic franchise licenses (Note 1), bear interest at 6% to 12%, are payable in terms ranging from 12 to 48 months and are secured by the area franchises. Credit is extended on evaluation of the payee's financial condition and general credit information. During the years ended May 31, 2001 and 2000, the Company did not strictly enforce collection while it completed development of its product line of air purification products.

At May 31, 2001 and 2000, notes receivable are comprised of the following:

                                                 2001               2000
                                              -------------------------------
          Domestic franchise licenses         $   157,250        $   157,250
          International franchise licenses      1,358,312          1,455,000
                                              -------------------------------
                                                1,515,562          1,612,250
          Less current portion                   (437,250)          (437,250)
                                              -------------------------------
                                              $ 1,078,312        $ 1,175,000
                                              ==============================

4.     NOTES PAYABLE

The Company's notes payable consist of loans from various corporations and individuals provided for working capital purposes. The notes, which contain no significant restrictions, bear interest at rates of 10.0% to 18.0%, are due through May 1999 and are unsecured. At May 31, 2001 and 2000, these notes, totaling $ 277,185, were in default.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    CONVERTIBLE DEBENTURES

Convertible debentures ( 12% )
------------------------------

On March 29, 2001, the Company issued $800,000 of convertible debentures maturing in March 2004. Interest is payable at 12% semi-annually beginning September 29, 2001. The debentures are convertible at the holder's option any time, provided that at no time may a holder of a debenture and its affiliates own more than 4.9% of the Company's outstanding common stock shares without giving 61 days prior written notice of the debenture holder's intent to waive the 4.9% limitation. The debentures are convertible at a conversion price equal to 50% of the market value of the common stock at the date of conversion.

The debentures include warrants to purchase 500,000 common stock shares at a conversion price which is the lesser of a fixed conversion price of $.25 or 50% of the average of the lowest three trading prices of the Company's common stock for the twenty trading days ending one trading day prior to the date a
conversion notice is received by the Company.   The warrants expire March 29,
2004.

The above formula resulted in the debentures and warrants being issued with an imbedded beneficial conversion feature. Accordingly, pursuant to EITF Abstracts Issue No. 98-5, the Company has allocated $ 644,716 of the proceeds received to additional paid in capital based on the intrinsic value of this imbedded beneficial conversion feature. The intrinsic value was determined at the date of issuance using the Black-Scholes option pricing model. The discount resulting from this allocation will be recognized as interest expense from the date of issuance through the earliest date of conversion, estimated to be March 29, 2004.

Convertible debentures ( 12% )
------------------------------

During the year ended May 31, 2000, the Company issued $ 350,000 of convertible debentures maturing on September 1, 2004. Interest is payable at 12% semi-annually beginning September 1, 2000. The debentures are convertible at the holder's option any time beginning one year after issuance at a conversion price of $ 1.00 per share. The Company, with the consent of the holder, may redeem the debentures at a price ranging from 110% of the principal amount if redeemed prior to September 1, 2001 to 100% of the principal amount at maturity of the principal amount of the debentures.

The debentures include warrants to purchase 350,000 common stock shares at a price of $ 2.00 per share. The warrants expire two years from the date of issuance.

Convertible debentures ( 6% )
-----------------------------

During the year ended May 31, 2000, the Company issued $ 2,500,000 of convertible debentures maturing on February 22, 2002. Interest accrues at 6% and is payable in full at maturity. The debentures are convertible at the holder's option at any time at a conversion price equal to the lesser of (a) 110% of the average closing bid price of the Company's common stock for the five trading days prior to the date of initial payment or (b) 80% of the average of the three lowest closing bid prices of the Company's common stock during the 30 trading days prior to the date a conversion notice is received from a holder.
In the event of a change in control of the Company, the holders' can require redemption of the debentures at a price equal to 125% of the aggregate outstanding principal and accrued interest.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      CONVERTIBLE DEBENTURES (continued)

The debentures include warrants to purchase 250,000 common stock shares at a price of $ 2.61 per share. The warrants expire on February 22, 2005.

Additionally, the holders of these debentures had an option to acquire an additional $ 2,500,000 of debentures under the same terms, which include additional warrants to purchase 250,000 common stock shares at a price of $ 2.61 per share. This option expired December 22, 2000.

Summary of future principal payments
------------------------------------

At May 31, 2001, future principal payments required under the terms of the above convertible debentures are as follows.

      Year ending May 31,                  Amount
                                           ------

           2002                          $ 1,975,000
           2003                                    -
           2004                              155,284
           2005                              300,000
                                         -----------

                                         $ 2,430,284
                                         ===========


6.      LITIGATION

The Company is defendant, and it has filed counter claims, in a lawsuit filed by the lessor of office space facilities in New Jersey. The Company never occupied the space due to the lessor's failures to finish out the space to the Company's specifications. The lessor seeks to recover remaining lease payments due under the lease of $606,913 and the Company seeks to recover damages under a capital lease obligation for equipment located in the New Jersey facilities and contractually precluded from being removed from the facilities. Although the Company anticipates a favorable settlement of this lawsuit the outcome of it is uncertain. As of May 31, 2001 and 2000, a reserve totaling $200,000 has been established in anticipation of settling this obligation.

The Company was also a defendant in a lawsuit filed by a corporation claiming damages of up to $1 million for breach of a stock purchase agreement, which was never consummated. On July 6, 2001, the Company entered into a settlement agreement, the terms and conditions of which are subject to a confidentiality agreement. At May 31, 2001, the amount to be paid under the terms of the settlement agreement, which is not material, has been accrued as a liability in the accompanying consolidated financial statements.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    COMMITMENTS AND CONTINGENCIES

Operating leases
----------------

The Company is currently obligated under a noncancellable operating lease for its Dallas office and warehouse facilities, which expires in September 2001. The Company occupied these facilities when it moved out of its former lease facilities, which it was obligated through December 2003. The lease also provides for payment of the Company's share of operating costs and contains a renewal option at prevailing market rates. Minimum future rental payments required under the above operating lease totals $9,813.

During the years ended May 31, 2001 and 2000, rent expense totaled $115,775 and $102,660, respectively.

Employment agreements
----------------------

The Company is currently obligated under employment agreements with its Chief Executive Officer and its former President and now consultant for annual compensation of $250,000 apiece and discretionary bonuses to be determined by the Company's board of directors. The agreements expire in May 2008. Compensation under such agreements was deferred during the period from June 1, 1997 through December 31, 1998. At January 31, 1999, the Board of Directors authorized payment of the deferred amounts by issuing restricted common stock at $0.50 per share, issuing a combined total of 1,583,334 shares. Starting in January 1999, these two executives began receiving cash compensation at the rate of $125,000 apiece with the remainder of the contracted amounts being accrued in the accompanying consolidated financial statements. At May 31, 2001 and 2000, $335,000 and $250,000 was accrued and payable under these agreements.

During the year ended May 31, 1999, the Company received a claim from a stockholder and former officer and director in the amount of $ 250,000 related to past employment services. However, during the year ended May 31, 2000, this claim was settled with the Company issuing 100,000 common stock shares to this stockholder at a fair value of $ 42,579.

The Company's current compensation benefits do not provide any other post-retirement or post-employment benefits.

Airsopure 999 Limited Partnership
---------------------------------

In January 1999, the Company formed a limited partnership, Airsopure 999 Limited Partnership ( LP ), to fund production of the Company's new automobile, trunk mounted air filtration unit, the Model S-999. Airsopure, Inc., a subsidiary of the Company, became the general partner, and the limited partnership was authorized to sell up to $5 million of partnership interests. The limited partners are entitled up to a maximum of 20% of the gross sales from the S-999 over a three year period. Additionally, the Company guaranteed the limited partners a return of at most 150% of their investment at the end of the three year term by authorizing conversion of their limited partnership interests into shares of the Company's common stock. During the years ended May 31, 2000 and 1999, the LP raised $ 25,000 and $405,000, respectively, which amount is recorded as product marketing obligation. In June 2001, the Company settled this obligation to the partners through the issuance of 2,639,926 common stock shares.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

The Company used the accrual method of accounting for tax and financial reporting purposes. At May 31, 2001 and 2000, the Company had net operating loss carry forwards for financial and tax reporting purposes of approximately $ 13,500,000 and $ 10,400,000, respectively. These carry forwards expire through the year 2021, and are further subject to the provisions of Internal Revenue Code Section 382.

Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a $4,590,000 deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowances in the same amount, as follows:

                                                2001              2000
                                            -----------------------------
          Beginning balance                 $ 3,536,000       $ 2,706,000
          Increase during period              1,054,000           830,000
                                            -----------------------------

          Ending balance                    $ 4,590,000       $ 3,536,000
                                            =============================

     A reconciliation of income tax (expense) benefit at the statutory federal rate to income tax (expense) benefit at the Company's effective tax rate for the years ended May 31, 2001 and 2000 is as follows:

                                                2001              2000
                                            -----------------------------
          Tax (expense) benefit
             computed at statuatory
             federal rate                   $ 1,054,000         $ 830,150
          NOL carryover                      (1,054,000)         (830,150)
                                            -----------------------------

          Income tax benefit                $         -         $       -
                                            =============================

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject the Company to credit risks and none of which are held for trading purposes, consist of its cash, accounts and notes receivable, notes payable and convertible debentures.

Cash
----

The Company maintains its cash in bank deposit and other cash equivalent investment accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash. At May 31, 2001 and 2000, $117,616 and $1,268,745 of the Company's cash, respectively, was in excess of federally insured limits.

Accounts and notes receivable, trade
------------------------------------

The Company accounts and notes receivable ( Note 3 ) are unsecured and represent sales not collected at the end of the year. Management believes these accounts and notes receivable are fairly stated at estimated net realizable amounts.

Notes payable and convertible debentures
----------------------------------------

Management believes the carrying value of these notes ( Note 4 ) and convertible debentures ( Note 5 ) represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

10.  DISCONTINUED OPERATING SEGMENT

In May 1999, the Company discontinued its McCleskey Sales and Services ( MSS ) operations which were being conducted through its wholly owned subsidiary by the same name. The net assets of this operating segment, consisting primarily of unamortized goodwill relating to the Company's purchase of MSS in 1995 ( Note 1 ), approximated $583,000 and was charged against continuing operations. During the year ended May 31, 2001, uncollected accounts receivable of $130,740 and unsaleable inventory of $129,960, related to MSS but transferred to the Company's AIC subsidiary when MSS operations were discontinued, were charged to expense.

11.  STOCK OPTIONS AND WARRANTS

During the years ended May 31, 2001 and 2000, the Company issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. For the years ended May 31, 2001 and 2000, compensation cost for options granted totaling $ 80,000 and $0, respectively, has been recognized in the accompanying financial statements. The options and warrants expire between May 2002 and February 2006 and are exercisable at prices from $0.10 to $5.00 per option or warrant. Generally, the Company sets exercise prices at or above the underlying common stock's fair market value on the date of grant.

                       AIRTECH INTERNATIONAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCK OPTIONS AND WARRANTS (Continued)

The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 500,000 and 432,850 warrant identified below as granted during the year ended May 31, 2001 and 2000, respectively (Note
4), all other amounts relate to stock options the Company has issued.


                                          2001                  2000
                                          ----                  ----
                                             Wgt. Ave.             Wgt. Ave.
                                    Shares   Exercise     Shares   Exercise
                                   (x1,000)   Price      (x1,000)   Price
                                   --------   -----      --------   -----
          Options and warrants
             outstanding at
             beginning of year      2,011     $ 2.06      1,341    $ 2.06
          Granted                   2,800     $ 0.17      1,698    $ 0.86
          Exercised                  (370)    $ 0.22       -437    $ 0.85
          Expired                    (301)    $ 1.09       -591    $ 0.77
                                   ------                ------
          Options and warrants
             outstanding at
             end of year            4,140     $ 0.75      2,011    $ 1.49
                                   ======                ======
          Options and warrants
             exerciseable at
             end of year            4,140     $ 0.75      2,011    $ 1.49
                                   ======                ======

          Weighted average fair
             value of options and
             warrants granted
             during the year                  $ 0.14               $ 0.27


The following table summarizes information about the Company's stock options and warrants outstanding at May 31, 2001, all of which are exercisable.

                      Number         Weighted Ave.         Weighted
    Range of        Outstanding        Remaining            Average
Exercise Prices      (x1,000)       Contractual Life    Exercise Price
---------------      --------       ----------------    --------------
 $ .10 - $ .20         2500            4.4 years             $ .13
 $ .50 - $ 1.00         800            1.1 years             $ .50
 $2.00 - $3.75          733            1.1 years             $2.53
 $4.00 - $5.00          107            1.0 years             $4.69

                       AIRTECH INTERNATIONAL GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCK OPTIONS (Continued)

The following pro forma disclosures reflect the Company's net loss and net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.6%; no expected dividends; expected lives of 3 to 4 years; and expected volatility of 132.98%.


                                             Year Ended         Year Ended
                                            May 31, 2001       May 31, 2000
                                            ------------       ------------

          Pro forma net loss                $ (3,411,318)       $ (2,576,594)

          Pro forma net loss per share      $      (0.14)            $ (0.15)

During the years ended May 31, 2001 and 2000, the Company also issued 5,461,128 and 1,796,879 common stock shares, respectively, in exchange for services.
These services were recorded at their fair value of $ 809,433 and $ 616,406, respectively, and were charged to expense. In addition, during the year ended May 31, 2000, the Company issued 1,400,455 common stock shares to vendors in payment of trade payables, which were recorded at their fair value of $ 757,714.

12.  RELATED PARTIES

During the years ended May 31, 2001 and 2000, the Company's chief executive officer and former president made cash operating advances of $ 0 and $ 100,000 and received repayments of $0 and $127,000, respectively. The advances are to be repaid as cash is available or by the issuance of common stock. These advances are unsecured but bear interest at 15% per annum. During the year ended May 31, 2001, $52,312 of advances and $75,188 of accrued interest was repaid through the issuance of common stock and during the year ended May 31, 2000, $ 30,000 of accrued interest was paid to the above individuals. At May 31, 2001 and 2000, advances payable to these officers totaled $106,688 and $210,338, respectively, and included $ 0 and $51,338, respectively, of accrued interest.

13.  LIQUIDITY ISSUES

The continued operating losses by the Company and its subsidiaries raise concern about the Company's ability to generate profits from its operations. Management is currently negotiating several large contracts for its air filtration products, which are expected to increase the Company's cash flow and its ability to generate profits. The Company has completed its air purification product line and is expanding its franchise and distributorship network throughout the nation and internationally. In addition, the Company is continuing efforts to raise additional equity and debt capital to provide liquidity until cash can be generated by operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
                  None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

      The following table includes the names, ages and positions of our directors and executive officers as of May 31, 2001. A summary of the background and experience of each of these individuals immediately follows the table.

      Our directors are:

C J Comu                        40          Chairman
James R. Halter                 51          Director
Pierre Koshakji                 39          Director
Robert Galvan                   51          Director


    Our executive officers are:



NAME                           AGE                           POSITION

C J Comu                        40          Chief Executive Officer

James R. Halter                 51          Chief Financial Officer and General
Counsel

         C. J. COMU, our CEO, chairman and a director since May
1998. Mr. Comu was a co-founder, CEO and chairman of Airtech International Corporation, our wholly-owned subsidiary, since its formation in 1995. In January 1994, Mr. Comu co-founded Transworld Leasing Corporation which provided financing and marketing expertise to the medical, computer and corporate sector prior to the formation of Airtech International Corporation.

    JAMES R. HALTER. Mr. Halter has served as our chief financial officer and general counsel since October, 1999 and Director since November 2000. Mr. Halter earned a Masters in Business Administration from the State University of New York at Buffalo in 1977, and a Juris Doctorate from Case Western Reserve University in 1999. Mr. Halter has been a Certified Public Accountant since 1975. From January 1990 to October 1999, Mr. Halter owned his own tax and business consulting practice. Concurrently, from September 1996 to January 1999, Mr. Halter attended and received his Juris doctor degree.

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

         PIERRE KOSHAKJI. Mr. Koshakji has served as a Director since July 2001. Since September 2000, Mr. Koshakji has served with Edge Technologies Inc. Prior to this position he was with Odyssey Pictures Inc from February 1998 and until that date with Entertainment Education Enterprises Corp., from 1995.


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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except as noted below, and based solely on our review of the copies of Section 16(a) forms received by us, we believe that from June 1, 2000 through May 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met.


ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.


                          SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                      ANNUAL COMPENSATION           COMPENSATION AWARDS
                                       -------------------------------------------------------------------
                                                                 OTHER ANNUAL   RESTRICTED   SECURITIES
                           FISCAL                                COMPENSATION
                                                                               STOCK            UNDERLYING
NAME AND POSITION           YEAR       SALARY         BONUS        (1)         AWARDS($)         OPTIONS(#)
-------------------------   ---        -------        -----      --------     ------------      -----------
C J Comu, CEO, Chairman.    2001       $82,500        $0         $     0      $  4,833(12)(13)   500,000
                            2000       $41,195        $0         $     0      $ 83,825 (2)       250,000
                            1999             0         0          46,875       424,334 (3)       150,000

John Potter, President      2001        66,250         0               0
                            2000        40,986         0               0        13,425 (5)       250,000
                            1999             0         0          46,875       424,334 (6)       150,000

Darrell R. Jolley, CFO.     1999             0         0          58,333        12,500 (7)        45,000

Doug S. Keane, President of
  Airsopure, Inc........    2000        24,173         0               0       116,452 (8)             0
                            1999             0         0          77,500        12,500 (9)       100,000

R. John Harris, COO..       2001        69,160         0               0        74,833(12)(13)   500,000
                            2000        27,917         0               0        21,875(10)             0

James R. Halter, CFO and General
  Counsel............            2001   77,500    0  0  74,833(12)(13)  500,000
                                 2000   18,227    0  0  46,527(11)            0

(1) See terms of employment agreements for Mr. Comu and Mr. Potter under the section titled "Employment Agreements."

(2) Mr. Comu received 249,986 shares of restricted common stock as additional compensation. The fair market value of the shares was $83,825 in the aggregate on the five dates of grant. All of these shares were fully vested on the dates of grant and are not entitled to dividends. As of May 31, 2001, Mr. Comu owned 1,643,364 shares of our restricted common stock with a market value of $263,018.

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

(4) not used.

(5) Mr. Potter received 250,464 shares of restricted common stock as additional compensation. The fair market value of the shares was $79,028 in the aggregate on the five dates of grant. All of these shares were fully vested on the dates of grant and are not entitled to dividends. Effective November 2000, Mr. Potter is no longer employed by us.

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

(10) Mr. Harris received 100,000 shares of restricted common stock as additional compensation. The fair market value of the shares was $21,875 on the date of grant, December 15, 1999. All of these shares were fully vested on the date of grant and are not entitled to dividends. Effective May 2001 Mr. Harris was no longer employed by us. As of May 31, 2001, Mr. Harris owned 426,232 shares of our restricted common stock with a fair market value of $68,205.

(11) Mr. Halter received 100,000 shares of restricted common stock as additional compensation. The fair market value of the shares was $23,440 on the date of grant, December 8, 1999. Mr. Halter also received 35,183 shares of restricted common stock as additional compensation. The fair market value of the shares was $23,087 on the date of grant, January 6, 2000. All of the shares issued to Mr. Halter were fully vested and are not entitled to dividends. As of May 31, 2001, Mr. Halter owned 461,475 shares of our restricted common stock with a fair market value of $73,836.

(12)Mesrrs. Harris, Halter and Comu each received 125,000 shares of restricted common stock as compensation. The total number of shares was 375,000. The fair market value of the shares was $22,500 on the dates of grant, February 2001 All of the shares were valued at $67,500 at the dates of grant. All of the shares were fully vested and are not entitled to dividends.

(13) Mesrrs. Halter, Comu and Harris each received 201,282 shares of restricted common stock as compensation. The total number of shares was 603,846. The fair market value of the shares was $52,333 on the dates of grant, January 2001. All of the shares were valued at $157,000 at the dates of grant. All of the shares were fully vested and are not entitled to dividends.

                             OPTION GRANTS IN 2000

    The following table lists those persons in the previous table who were granted options to purchase shares of our common stock during fiscal year 2001.

                                             % OF TOTAL OPTIONS/
                    NUMBER OF SECURITIES    SARS GRANTED TO
                    UNDERLYING OPTIONS/        EMPLOYEES          EXERCISE PRICE    MARKET PRICE     EXPIRATION
NAME                   SARS GRANTED          IN FISCALYEAR           ($/SHARE)        of GRANT          DATE
C J Comu......           250,000                  14%                   $0.15          $0.18        March 27, 2006
C J Comu                 250,000                  14%                    0.10           0.26        Feb. 28, 2006
R. John Harris           250,000                  14%                    0.15           0.18        March 27, 2006
R. John Harris           250,000                  14%                    0.10           0.26        Feb. 28, 2006
James Halter             250,000                  14%                    0.15           0.18        March 27, 2006
James Halter             250,000                  14%                    0.10           0.26        Feb. 28, 2006
Robert Galvan            250,000                  14%                    0.15           0.18        March 27, 2006

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

    - the total number of unexercised options held on May 31, 2001, separately identified between those exercisable and those not exercisable; and

    - the aggregate value of in-the-money, unexercised options held on May 31, 2001, separately identified between those exercisable and those not exercisable.

                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                   SHARES      UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT

                     ACQUIRED ON    VALUE      OPTIONS AT FISCAL YEAR-END         FISCAL YEAR-END EXERCISABLE/
NAME                  EXERCISE     RECEIVED    EXERCISABLE/UNEXERCISABLE                UNEXERCISABLE(1)
-----------------------------------------------------------------------------------------------------------------
C J Comu...........      -0-         -0-               900,000/0                       $15,000/$0
John Potter........      -0-         -0-               400,000/0                       $     0/$0
James Halter.......      -0-         -0-               500,000/0                       $15,000/$0
R. John Harris.....      -0-         -0-               500,000/0                       $15,000/$0
Robert Galvan......      -0-         -0-               250,000/0                       $     0/$0

(1) The value is calculated based upon the aggregate amount of the excess of value over the relevant exercise prices.

EMPLOYMENT AGREEMENTS

    We have a ten (10) year employment contract with C J Comu for annual compensation of $250,000 each, terminating May 31, 2008. Under the terms of these contracts and agreements between our board of directors, Mr. Comu, this contract is funded on a cash basis at such time as we are in a financial position to pay the salaries under these contracts. Unpaid compensation under these contracts, dating from June 1, 1997 through December 31, 1998, was paid to Mr. Comu effective January 31, 1999 through the issuance to him of 791,667 shares of our restricted common stock. Effective January 15, 1999, Mr. Comu began receiving cash compensation under the agreement at an annual rate of $125,000 each when cash was available. The remainder of the amounts due the officer under the contract will be converted to our restricted common stock during fiscal year 2002. Effective June 1, 1999, Mr. Comu has further agreed with our Board of Directors to reduce compensation to $125,000.

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

    Our board of directors expects to grant option agreements during fiscal year 2002 to the key employees specifying the respective number of options, vesting periods, exercise prices and incentives, if any. On November 11, 1999, we filed a Form S-8 registration statement for 900,000 shares of our common stock issuable with respect to options granted under the 2000 Option Plan. As of July 31, 2001, no options had been granted under the 2000 Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of July, 31, 2001, certain information concerning the beneficial ownership of each class of our voting stock held by:

    - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

    - each of our directors;

    - each of our executive officers; and

    - all of our executive officers and directors as a group.

                                    AMOUNT AND NATURE OF
                                         BENEFICIAL            PERCENT OF COMMON STOCK
NAME AND ADDRESS(1)             OWNERSHIP OF COMMON STOCK(2)        OWNERSHIP(3)
---------------------             ----------------------------   -----------------------
C J Comu......................             2,543,864(4)                 7.51%
Robert Galvan.................               350,000(7)                 1.06
James R. Halter...............               961,475(8)                 2.89
Pierre Koshakji...............                25,000                       *
R. John Harris................               926,282(6)                 2.78
Officers and Directors as a
  Group (5 persons)...........             4,806,621(8)                13.76%
                                           ---------
John Potter...................             1,863,881(5)                 5.62%

* Less than 1%

(1) The address of each director, officer and principal stockholder is c/o Airtech International Group, Inc., 112561 Perimeter, Dallas, TX
    75228.

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

(4) Represents 1,643,864 shares of common stock owned directly. Also represents 150,000 shares owned pursuant to warrants to purchase shares of common stock at $0.50 per share, 250,000 shares owned pursuant to options to purchase shares of common stock at $0.25 per share, 250,000 shares owned pursuant to options to purchase shares of common stock at $0.10 and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.15, all of which are exercisable within 60 days.

(5) Represents 1,213,881 shares of common stock owned directly. Also represents 150,000 shares owned pursuant to warrants to purchase shares of common stock at $0.50 per share, 250,000 shares owned pursuant to options to purchase shares of common stock at $0.25 per share and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.10 per share, all of which are exercisable within 60 days.

(6) Represents 426,282 shares of common stock owned directly. Also represents 250,000 shares owned pursuant to warrants to purchase shares of common stock at $0.10 per share and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.15 per share, all of which are exercisable within 60 days.

(7) Represents 100,000 shares of common stock owned directly. Also represents 250,000 shares owned pursuant to warrants to purchase shares of common stock at $0.15 per share, all of which are exercisable within 60 days.

(8) Represents 461,475 shares of common stock owned directly. Also represents 250,000 shares owned pursuant to warrants to purchase shares of common stock at $0.10 per share and 250,000 shares owned pursuant to options to purchase shares of common stock at $0.15 per share, all of which are exercisable within 60 days.

(9) See notes 4,6,7 and 8.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of May 31, 2000, we owed $210,338 to our chief executive officer and to our former president, on prior advances from each officer, including accrued interest. We have agreed to repay these advances as cash is available or by issuing our common stock. We have also agreed to pay interest at 15% per annum on the outstanding balances. During fiscal year 2000, we paid our chief executive officer and our president $15,000 each representing accrued interest on the notes. During fiscal year 2001, we paid $52,312 of advances and $75,188 of accrued interest through the issuance of common stock to the owner of this note payable.

    Dr. Andrew Welch, M.D., one of our directors during the years 2000 and 2001, is the managing partner of Aircare, LLC, a franchisee of our wholly-owned subsidiary, Airsopure, Inc., for Las Vegas, Nevada. For the fiscal year ended May 31, 2000, Aircare, LLC purchased from us, for cash, $91,793 of our air purification products at the wholesale price available to our other distributors.

    We believe that the terms of the above described transactions are fair and similar to or better than the terms we could have obtained from arms length negotiations with third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

   EXHIBIT NUMBER                                 DOCUMENT
-------------------   ----------------------------------------------------------

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

        4.8*          Form of Conditional Warrant to Purchase 6% Convertible
                        Debentures and Warrants to Purchase Common Stock

        4.9**         Form of 12% Convertible Debenture Due 2005

        4.10**        Form of Warrant to purchase shares of Common Stock granted to holders of 12% Convertible Debentures Due 2005

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

       10.2*          Employment Agreement dated May 1, 1997 between the Company and C.J. Comu

[B     10.3*          Employment Agreement dated May 1, 1997 between the Company and John Potter

       10.4*          Form of Franchise Agreement relating to franchises offered by Airsopure International Group, Inc., a wholly-owned subsidiary of the Company

       10.5*          Form of Development Agreement offered to franchisees by
                        Airsopure International Group, Inc., a wholly-owned subsidiary of the Company

   EXHIBIT NUMBER                                 DOCUMENT
-----------------------   ------------------------------------------------------
       10.6*          Form of Offering Circular presented to franchisees by
                        Airsopure International Group, Inc., a wholly-owned subsidiary of the Company

       21**           Subsidiaries of the Registrant

* Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554.
** Incorporated by reference to the Company's Form 10-K/SB filed September 14, 2000.

(b)  Reports on Form 8-K.

    None.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AIRTECH INTERNATIONAL GROUP, INC.

                                  By: /s/ C. J. COMU
                                    C. J. Comu, CHIEF EXECUTIVE
                                    OFFICER

                              Date:               September 14, 2001
`                                                 -------------------


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               SIGNATURE                      TITLE               DATE
          /s/ C. J. COMU                Director and Chief  September 14, 2001
          C. J. Comu                    Executive Officer

         /s/ PIERRE KOSHAKJI                Director       September 14, 2001
           Pierre Koshakji


        /s/ ROBERT GALVAN                   Director        September 14, 2001
          Robert Galvan

      /s/ JAMES R. HALTER         Principal Accounting
                                 Officer and Principal      September 14, 2001
         James R. Halter       Financial Officer, Director