Form 10QSB
period 2001-08-31
AIRTECH INTERNATIONAL GROUP INC
filed 2001-10-15
CIK 883041

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended August 31, 2001


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from _________ to _________


                                    0-19796
                                    -------
                               Commission File No.


                        AIRTECH INTERNATIONAL GROUP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          WYOMING                                                98-0120805
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                      12561 Perimeter, Dallas, Texas 75228
                     --------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (972) 960-9400

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ X ]    No [  ]

     As of August 31, 2001, approximately 39,998,669 shares of Common Stock, $0.05 par value, were outstanding.

     Traditional Small Business Disclosure Format

          Yes [ X ]    No [  ]

                                TABLE OF CONTENTS
ITEM                                                                    PAGE
                                                                       NUMBER

PART I FINANCIAL
                                   INFORMATION

1. Independent Accountants' Report................................       2
   Airtech International Group, Inc.
   Financial Statements,  Unaudited:
        Balance Sheet as of August 31, 2001.......................       3
        Statement of Operations for the three months
           ended August 31, 2001 and 2000.........................       5
        Statement of Cash Flows for the three months
           ended August 31, 2001 and 2000.........................       6
        Notes to the Financial Statements.........................       7

2. Managements' Discussion and Analysis...........................      13


                            PART II OTHER INFORMATION

1. Legal Proceedings..............................................      16

2. Changes in Securities..........................................      16

3. Defaults upon Senior Securities................................      16

4. Submission of Matters to a Vote of Security Holders............      16

5. Other Information..............................................      16

6. Exhibits and Reports on Form 8-K...............................      17


Signature Page....................................................      18

                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Airtech International Group, Inc. and subsidiaries
Dallas, Texas


     We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of August 31, 2001 and the related statement of operations, stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2001 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Turner, Stone & Company, LLP
--------------------------------
Certified Public Accountants
October 14, 2001
Dallas, Texas

PART 1--Financial Information

  Item I Financial Statements


                              Airtech International Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                           August 31, 2001 and 2000


                                                    ASSETS


CURRENT ASSETS                                                                       2001                 2000
                                                                                --------------       ------------

   Cash                                                                         $    240,819         $   302,169
   Trade accounts receivables, net of allowance for doubtful accounts of
      $150,000 and $20,000 respectively                                              957,152             540,096
   Notes receivable, current portion                                                 437,250             437,250
   Inventory                                                                       1,005,829           1,330,198
   Prepaid expenses and other assets                                                  76,178              82,823
                                                                                --------------       ------------
         Total current assets                                                      2,717,228           2,692,536
                                                                                --------------       ------------

PROPERTY AND EQUIPMENT--net of accumulated depreciation of
     $206,669  and $182,374 respectively                                             169,520             176,290

NOTES RECEIVABLE--net of current portion, net of allowance for
     Doubtful accounts of $0 and $0, respectively                                  1,078,312           1,125,000

OTHER ASSETS
     Goodwill, net of $116,385 and $40,810 of accumulated amortization,
     respectively                                                                     62,668             102,432
     Intellectual properties, net of $282,725 and $153,300 of accumulated
         amortization, respectively                                                  804,672             933,597
     Other, Prepaid Royalties                                                         93,556             361,981
                                                                                --------------       ------------
         Total other assets                                                          960,896           1,398,010
                                                                                --------------       ------------
                                                                                $  4,925,956         $ 5,391,836
                                                                                ==============       ============




















                            The accompanying notes are an integral part of the financial statements.

                                                                3


                               Airtech International Group, Inc. and Subsidiaries
                                           Consolidated Balance Sheets
                                             August 31, 2001 and 2000


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                                 2001                2000
                                                                                -----------         ------------
   Notes payable--current portion                                               $   277,185         $    277,185
   Accounts payable, trade                                                          355,080              554,990
   Note payable-officers                                                            106,688              210,338
   Accrued payroll and payroll taxes                                                419,788              457,134
   Current portion of convertible debentures                                      1,900,000                    -
   Other accrued expenses                                                           957,786              488,938
                                                                                -----------         ------------
         Total current liabilities                                                4,016,527            1,988,585
                                                                                -----------         ------------

LONG-TERM LIABILITIES
   Deferred revenue                                                                 340,000              340,000
   Product Marketing Obligation                                                           -              430,000
   Convertible Debentures                                                           547,399            2,600,000
                                                                                -----------         ------------
         Total long-term liabilities                                                887,399            3,370,000
                                                                                -----------         ------------
                  Total liabilities                                               4,903,926            5,358,585
                                                                                -----------         ------------

COMMITMENTS AND CONTINGENCIES                                                          -                    -

STOCKHOLDERS' EQUITY
   Series M cumulative, convertible preferred, 1,013,000 and 990,625
         Shares outstanding respectively; liquidation preference of $1.00
         per share                                                                     1013                  991
   Common stock--$.05 par value, 100,000,000 shares authorized;
   39,998,669 and 22,367,740 shares issued and outstanding, respectively          1,999,933            1,118,387
   Additional paid-in capital                                                     9,794,175            7,893,981
   Retained deficit                                                             (11,773,091)          (8,980,108)
                                                                                -----------         ------------
                  Total stockholders' equity                                         22,030               33,251
                                                                                -----------         ------------
                                                                                $ 4,925,956          $ 5,391,836
                                                                                ===========         ============


















                       The accompanying notes are an integral part of the financial statements.





                                Airtech International Group, Inc. and Subsidiaries
                                        Consolidated Statements of Operations
                                For the Three Months Ended August 31, 2001 and 2000




REVENUES                                                                             2001                   2000
                                                                                --------------         --------------
         Product sales                                                          $    413,625           $   518,637
                                                                                --------------         --------------
                  Total revenues                                                     413,625               518,637
                                                                                --------------         --------------

COSTS AND EXPENSES
         Salaries and wages                                                          104,182               340,650
         Research and Development                                                     31,001                75,250
         Cost of sales                                                               228,766               284,472
         Advertising                                                                  30,855               123,604
         Depreciation and amortization                                               106,654                78,187
         Other general & administrative expense                                      126,858               250,505
                                                                                --------------         --------------
                  Total costs and expenses                                           628,316             1,152,668
                                                                                --------------         --------------

LOSS FROM OPERATIONS                                                                (214,691)             (634,031)
         Interest expense                                                           (171,615)              (62,610)
                                                                                --------------         --------------
NET LOSS BEFORE INCOME TAXES                                                        (386,306)             (696,641)
         Income taxes                                                                      -                     -
                                                                                --------------         --------------
NET LOSS                                                                        $   (386,306)          $  (696,641)
                                                                                ==============         ==============

LOSS PER COMMON SHARE--BASIC                                                    $     ( 0.01)          $   (  0.03)
                                                                                ==============         ==============

LOSS PER COMMON SHARE--DILUTED                                                  $     ( 0.01)          $   (  0.03)
                                                                                ==============         ==============

























                           The accompanying notes are an integral part of the financial statements.


                                                               5




                                 Airtech International Group, Inc. and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                 For the Three Months Ended August 31, 2001 and 2000




CASH FLOWS FROM OPERATING ACTIVITIES:                                                2001                   2000
                                                                                --------------         --------------
     Net Loss                                                                   $  (386,306)           $   (696,641)
     Adjustments to reconcile net income to cash
         Depreciation and amortization                                              106,654                  78,187
         Stock payments for interest on convertible debentures                       99,113                       -
     Changes in operating assets and liabilities
         Accounts receivable                                                       (155,068)               (270,125)
         Inventory                                                                  (22,681)               (791,246)
         Accounts payable                                                            80,973                 294,880
         Accrued expenses                                                            60,308                  78,459
         Other receivables                                                           (8,794)                 50,000
                                                                                --------------         --------------
                      Net cash used in operating activities                        (225,801)             (1,256,486)
                                                                                --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Expenditures for other assets                                               (8,104)                (35,789)
                                                                                --------------         --------------
                      Net cash used in investing activities                           (8104)                (35,789)
                                                                                --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of convertible debentures                           172,000                       -
         Proceeds from issuance of common stock                                           -                 106,798
                                                                                --------------         --------------
                       Net cash provided by financing activities                    172,000                 106,798
                                                                                --------------         --------------

INCREASE (DECREASE) IN CASH                                                         (61,905)             (1,185,477)
CASH, BEGINNING OF PERIOD                                                           302,724               1,487,646
                                                                                --------------         --------------
                       CASH, END OF PERIOD                                      $   240,819            $    302,169
                                                                                ==============         ==============




















                           The accompanying notes are an integral part of the financial statements.

                                                               6

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

     Organization

     Airtech International Group, Inc. (the Company), formerly Interactive Technologies Corporation (ITC), was incorporated in the state of Wyoming on August 8, 1991. As of May 31, 1998, in connection with the acquisition discussed below, the Company manufactures and sells air purification products.

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

     However, because these convertible securities were converted into common stock within two months following acquisition, the shareholders of AIC obtained control of the company. As a result, AIC became the acquirer for financial reporting purposes.

     The transaction was accounted for using the purchase method of accounting with AIC for accounting and reporting purposes the acquirer. Accordingly, the purchase price of the net assets acquired has been allocated among the net assets based on their relative fair value of zero.

     Principles of consolidation

     The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. (dormant) and McCleskey Sales and Service, Inc. (dormant) each of which has a fiscal year ended May 31. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, has performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

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

     Product marketing obligation

     Property marketing obligations pursuant to Statement of Financial Accounting Standards, "SFAS" No. 68, the Company has recorded funds raised in an arrangement to develop, produce and market the Model S-999 as a product marketing obligation. As of June 2001, the partnership has been dissolved with the conversion of all limited partners into common stock of the Company.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


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

     Loss per share

     The basic and diluted loss per share are based upon 36,384,736 and 21,647,192 respectively, weighted average shares of common stock outstanding over the three month period ending August 31, 2001 and 2000. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures, product market obligation guarantees (for the quarter ended August 31, 2000) and the assumed exercise of stock options and warrants, as the effect would be antidilutive.

     Research and Development

     The Company's research and development activities consists of retooling and developing its Model S-12 and S-30 products, including applying the Company's technology in photo-catalytic conversion to the other air purification products. The costs of research and development are charged to expense when incurred.

2. Liabilities

     The Company's notes payable consist of loans from various corporations and individuals. The notes contain no significant restrictions bear interest at rates from 10% to 18%. The notes are in default since May 1999.

3. Commitments and Contingencies

     Operating Leases

     The company is currently obligated under noncancellable operating leases for its Dallas office and warehouse facility, which expires in September 2004.

     Minimum future rental payments required under the above operating lease is as follows:

         Year ending May 31
         2002.......................................        21,600
         2003.......................................        43,200
         2004.......................................        47,500
                                                        ----------
                                                          $112,300

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements



4. Financial instruments

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

5. Stock options and warrants

     Through the quarter ended August 31, 2001 and 2000, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between September 2001 and February 2006 and are exercisable at prices from $0.10 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

6. DESCRIPTION OF CONVERTIBLE SECURITIES

     We have summarized below the material provisions of our securities which are convertible into shares of our common stock.

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

     We have 1,013,000 shares of Series "M" Convertible preferred stock outstanding at August 31, 2001. Holders of our Series "M" preferred have the right to convert their shares into shares of our common stock on a one-for-one basis at any time. The Series "M" preferred automatically converts to shares of our common stock on December 31, 2001. The holders of Series "M" preferred are entitled to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from the sales of our Series 950 units until January 31, 2002. The dividends are paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from our Series 950 unit from the previous quarter. The holders of Series "M" preferred were also issued warrants to purchase 990,625 shares of our common stock. These warrants expired on May 31, 2000.

AIRSOPURE 999 LIMITED PARTNERSHIP INTERESTS

     We have $430,000 of limited partnership interests outstanding in Airsopure 999, L.P. ("Airsopure LP"). Airsopure, Inc., at May 31, 2001 our wholly-owned subsidiary ("Airsopure"), is the sole general partner of Airsopure LP. Under the limited partnership agreement, the limited partners are entitled to receive 1.7% of the gross revenues generated from sales of our Model S-999 automobile air purification system with the remaining gross revenues paid to Airsopure. The limited partners are entitled to receive distributions until December 31, 2003, at which time 100% of gross revenues are paid to Airsopure. All limited partners were converted to common stock in June 2001 by the issuance of 2,639,926 shares of our common stock. The Limited Partnership was dissolved at May 31, 2001.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


12% CONVERTIBLE DEBENTURES DUE 2004 AND ATTACHED WARRANTS

     In January 2000, our board of directors authorized the issuance of up to $5,000,000 of our 12% Convertible Debentures Due 2004 under a private placement memorandum. As of August 31, May 31, 2001, we have sold $300,000 in principal amount of our 12% debentures. At any time after one year from the date of issuance, holders of our 12% debentures are entitled to convert our 12% debentures on a dollar for dollar basis into shares of our common stock. Semi-annual interest payments are due and payable on our 12% debentures commencing September 1, 2000. Each 12% debenture in the principal amount of $25,000 includes a warrant to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants expire two years from the date of issuance. At our option, our 12% debentures may be converted on a dollar for dollar basis into shares of our common stock or paid in cash at face value on the maturity date. Prior to maturity, we may with the consent of the debenture holder, redeem our 12% debentures in cash at a premium together with accrued interest to date.

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements



12% CONVERTIBLE DEBENTURES DUE MARCH 30, 2003 and ATTACHED WARRANTS

     On March 29, 2001, we entered into a securities purchase agreement with AJW Partners, LLC and New Millennium Partners II, LLC to raise up to $1,000,000 through the sale to these investors of our 12% Convertible Debentures Due 2003 with attached warrants to purchase up to 600,000 shares of our common stock. Upon execution of the securities purchase agreement, the investors purchased $800,000 in principal amount of 12% debentures with attached warrants to purchase 500,000 shares of our common stock. The purchase price paid by the investors for our 12% debentures and attached warrants was $800,000 which represents the total amount we have received under the purchase agreement through April 30, 2001. Under the terms of our purchase agreement, the investors are obligated and did purchase the remaining $200,000 in principal amount of our 12% debentures with attached warrants to purchase 100,000 shares of common stock for a purchase price of $200,000. The investors purchased $200,000 of the convertible debentures July 20, 2001.

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

     The 12% debentures are convertible at any time at the option of the holder into shares of our common stock, provided at no time may a holder of our 12% debentures and its affiliates own more than 4.9% of our outstanding common stock without giving us 30 days prior written notice of the debenture holder's intent to waive the 4.9% ownership limitation. The conversion price of our common stock used in calculating the number of shares issuable upon conversion, or in payment of interest on the 12% debentures, is the lesser of 50% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date we receive a conversion notice from a debenture holder; and a fixed conversion price of $0.25.

     Also, under the terms of the 12% debentures, if we at any time distribute any shares of our common stock in a consolidation, exchange of shares, re-capitalization or reorganization, the 12% debenture holders are entitled to participate in the distribution as if the debenture holders had converted the 12% debentures; distribute any of our assets to our stockholders as a dividend, stock repurchase, return of capital, or otherwise, the 12% debenture holders are entitled to participate in the distribution as if the debenture holder had converted the 12% debentures; or issue or sell any shares of our common stock for no consideration or at a price less than $0.25 per share, then the fixed conversion price of $0.25 described above shall be reduced to the price per share we receive on the issuance or sale.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


     Our 12% debentures have an imbedded beneficial conversion feature which enables the debenture holders to convert the 12% debentures at the lesser of a 50% discount to the market price of our common stock and $0.25 per share. As of the date of sale of the 12% debentures, the imbedded discount attributable to the 12% debentures was $900,000. We have reflected this discount in our financial statements by writing off $146,700 of the discount as of the date of each sale of the 12% debentures. We will amortize the remaining $753,300 of the discount over the three year term of the 12% debentures. If a 12% debenture is converted prior to the expiration of the three year term, we will write off to interest expense any remaining discount attributable to the converted 12% debenture.

     Description of Warrants

     The warrants purchased by the investors on March 29, 2001 entitle the investors to purchase 500,000 shares of our common stock at an exercise price equal to the lesser of 90% of the average of the lowest three trading prices of our common stock for the twenty trading days ending one trading day prior to the date of exercise of the warrant; and $0.102 per share.

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

     Consent and Standstill Agreement of 6% Debenture Holders

     Our 6% debenture holders consented to the sale of our 12% debentures. The 6% debenture holders also agreed that neither they nor their affiliates would for a period beginning March 29, 2001 and ending 8 months from the date the registration statement relating to the securities offered by this prospectus is declared effective by the SEC offer to sell, contract to sell, pledge, grant any rights or otherwise dispose of any shares of our common stock held by the 6% debenture holders without the prior consent of the 12% debenture holders; or engage in any hedging transactions which are designed or reasonably expected to lead to or result in a disposition of the shares of our common stock held by the 6% debenture holders.

     The 6% debenture holders may however; convert the 6% debentures into a maximum of 200,000 shares of our common stock per month on a non-cumulative basis; and sell up to 100,000 shares per month of common stock converted after March 29, 2001 or 200,000 shares if the selling price is at least $0.75 per share, with any unsold converted shares held in escrow by our legal counsel

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED AUGUST 31, 2001 COMPARED TO THE QUARTER ENDED AUGUST 31, 2000

REVENUES

     Our consolidated total revenues decreased $105,012 or 20.2% from $518,637 for the three months ended August 31, 2000 compared to the three months ended August 31, 2001 of $413,,625. This decrease in sales is due to the cessation of sales from the consumer direct sale franchise group. In the first quarter, August 31, 2000 the Company opened four retail outlets for sale of the portable unit. These stores were closed in March 2001.

COSTS AND EXPENSES

     Our consolidated total costs and expenses decreased $524,352 or 45% from $1,152,668 in 2000 to $628,316 in 2001. The major components of this $524,352 decrease were:

     Salaries and wages decreased $236,468 or 69% from $340,650 in 2000 to $104,182 for 2001. This decrease is the result of many factors including decreased commissions on sales of our products through the retail direct sale stores. Also, we have decreased the total number of employees (outside of the retail store group) by seven individuals. In addition, management has reduced and/or eliminated their personal salaries.

     Cost of sales decreased $55,706 or 19% to $228,766 for 2001 as compared to $284,766 for 2000. This decrease is due to the 20% decrease in product sales. The percentage cost of goods sold remained constant at 55% of sales in 2000 and 2001. The higher gross margins of the retail direct sale stores sales were replaced by higher margin sales of the Company's newest product, the Model S-30.

     Research and development costs decreased $44,249 from $75,250 in August 31, 2000 to $31,001 in costs for August 31, 2001. This decrease of 59% is due to the reduction of costs associated with the completion of the Model S-30 for sale.

     Advertising costs decreased $92,749 to $30,855 for 2001 from $123,604 for 2000. This is a 75% decrease in costs. The decrease is due to the introduction of new products and the implementation of our new residential franchise sales approach, which increased promotional costs, including brochures and travel expenses for the August 31, 2000 quarter and no similar costs in 2001.

     Depreciation and amortization increased $28,467 to $106,654 for the three months ended August 31, 2001 compared to $78,187 for 2000. This increase is primarily due to increased amortization of prepaid royalties.

     General and administrative expenses decreased $123,647 to $126,858 for the three months ended August 31, 2001 from $250,505 in 2000. This 49% decrease is due to decreases in litigation expenses of legal fees and settlement costs. The decrease in facilities costs after combining the office and warehouse functions in one location. In addition, outside consultant fees and investment bankers fees decreased during 2001.

     Interest expense of $171,615 for 2001 is $109,005 higher or 174% than the $62,610 interest expense in 2000, due to the interest accrual on the outstanding 6% debentures issued in February 2000 and the 12% debentures issued in March and July 2001. In addition, the 12% convertible debentures sold in March and July 2001 contained an imbedded beneficial conversion feature, wherein an additional $92,115 in interest was charged as interest expense and as a discount to the debentures.

     The result of these revenues and costs and expenses is a net loss of $(386,306) or ($0.01) per share of common stock (basic and diluted)for the three months ended August 31, 2001 compared to a net loss of $(696,641) or ($0.03) per share of common stock for the three months ended August 31, 2000. This represents a 45% decrease in our net loss and a $0.02 decrease in loss per share of our common stock compared to 2000. The average number of shares of our common stock increased from 2000 to 2001 so the loss per share on our common stock is not comparable.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2001, we had total current assets of $2,717,228 less current liabilities of $4,016,527 which resulted in net current liabilities of $1,299,299. When the current portion of the convertible debentures that we expect to be converted into common stock are subtracted from total current liabilities the current assets exceed the adjusted liabilities by $600,701. We expect to have sufficient funds necessary to finance the manufacture, distribution and sale of our products including management and advertising support for fiscal year 2002. Additional general and administrative expenses have been reduced during the first quarter 2002. We also expect that our cash balance and operations are adequate to sustain our continued operations during fiscal year 2002. After reducing the net loss for the quarter ending August 31, 2001 by the non cash items of Depreciation, amortization and interest expense paid by common stock in accordance with the convertible debenture agreements, the net cash used is reduced to $108,037 for the three months ended August 31, 2001.

     We expect to sell four international franchises during 2002 for up to $250,000 per license. Our estimated franchise sales are based upon our good faith estimate of the market for our franchises and our products. We cannot assure you that our franchise sales or distributorship sales will meet our goals.

     We also expect sales of our products to increase in fiscal year 2002. For the year 2001, our product sales were $1,735,901 in comparison in 2000, our product sales were approximately $543,615. This 2000 sales were in turn an increase from the sales year ended May 31, 1999 of $388,412. This trend indicates the sales of our products are increasing. Although the results of sales for the first quarter were less than expected and less than the comparable quarter for 2000, the sales mix of our new Model S-30 through our distributors, direct sales and franchisees we believe represent a positive trend, we cannot assure you that this positive trend will continue.

     Our sales projections are based upon our good faith estimates of the marketability of our products and we cannot assure you that we will achieve these results during fiscal year 2002.

     If our current cash and revenues from franchise and product sales are insufficient to fund our continued growth, we will rely on our external funding sources to provide continued liquidity. For the quarter ended August 31, 2001, we increased cash from financing activities by the sale of convertible debentures of $200,000.

     The 6% and 12% debentures held by Investors includes attached warrants to purchase 1,150,000 shares of our common stock. If the investors exercise all 1,150,000 warrants to purchase our common stock, we could receive up to $656,000 in cash from the exercise. The warrants currently held by Investors expire from 2003 through 2005. We cannot assure you that the Investors will exercise any warrants in the future.

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

Part II- Other Information

ITEM 1.  LEGAL PROCEEDINGS


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

     We have been named as a defendant in a number of routine lawsuits arising in the ordinary course of our business. In some of these cases a judgment was rendered against us. We have answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. We have fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of $65,000.

ITEM 2 CHANGES IN SECURITIES

     On July 20, 2001, issuance of $200,000 in 12% Convertible Debentures in a Private Placement. On June 10, 2001, issued a Private Placement of 2,639,926 shares of Common Stock to convert the limited partners in the Airsopure 999 L.P., reflected in the Financial Statements as Product Marketing Obligation of $430,000. Issued in a Private Placement in June 2001 335,000 shares of Common Stock to the 12% Convertible Debenture holders (Private Placement) for interest owed under the Debenture. Partial conversion of 6% and 12% Convertible Debentures and payment of accrued interest owing into 4,252,939 shares of Common Stock, issued under a SB-2 Registration Statement.

ITEM 3 DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 OTHER INFORMATION

     DIVIDENDS

     We have paid no dividends on our shares of common stock and we have no current intention to pay dividends on our shares of common stock in the future. Holders of our Series "M" Convertible Preferred Stock have a preferred dividend right to receive dividend distributions equal to 4.57% of the gross revenues generated from sales of our Series 950 units until January 31, 2002. Except for required dividend payments on the Series "M" convertible preferred stock, we intend to retain any future earnings for reinvestment in our business. As of August 31, 2001, no dividends have been paid on the Series "M" convertible preferred stock. Future dividends will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In August 2001, we announced that the Company will be issuing a dividend to shareholders of record October 31, 2001. This dividend will be one share of Humitech, Inc. common stock, for every ten shares of Airtech International Group, Inc. common stock owned at October 31, 2001. Humitech, Inc. purchased, in August, 2001, one hundred per cent of the outstanding common stock of our dormant subsidiary, Airsopure International Group, Inc. in a stock exchange whereby we received approximately ten percent of the combined company stock in Humitech. We are issuing one hundred per cent of our ownership in Humitech in the dividend to shareholders.

ITEM 6. (a) EXHIBITS AND (b) REPORTS ON FORM 8-K.

(a)  Exhibits

3.1* Restated Articles of Incorporation filed December 27, 1991 of the Company's predecessor in name, Interactive Technologies Corporation, Inc.
3.2* Articles of Amendment dated filed May 14, 1997 of the Company's predecessor in name Interactive Technologies Corporation, Inc.
3.3* Articles of Amendment of the Company filed October 16, 1998
3.4 Bylaws of the Company's predecessor in name, Interactive Technologies Corporation, Inc. (incorporated by reference to the Company's Form 10 filed on January 14, 1992)
4.1* Specimen Common Stock Certificate
4.2* Specimen Series "M" Preferred Stock Certificate
4.3* Form of Warrant to purchase  shares of Common  Stock  granted to holders of
     Series "M" Convertible Preferred Stock
4.4* Form of  Securities  Purchase  Agreement  dated  February  22,  2000 by and between the Company and PK Investors LLC
4.5* Form of 6% Convertible Debenture Due 2002
4.6* Form of Warrant to purchase shares of Common Stock granted to holders of 6%
     Convertible Debentures Due 2002
4.7* Registration  Rights  Agreement  dated February 22, 2000 by and between the
     Company and PK Investors LLC relating to the registration of the Common Stock and Warrants related to Exhibits 4.4 and 4.5
4.8* Form of  Conditional  Warrant to Purchase  6%  Convertible  Debentures  and
     Warrants to Purchase Common Stock
4.9** Form of 12% Convertible Debenture Due 2005
4.10** Form of Warrant to purchase  shares of Common Stock granted to holders of
     12% Convertible Debentures Due 2005
10.1 Stock  Purchase  Agreement  dated  May 5, 1997 by and  between  Interactive
     Technologies Corporation, Inc. and Airtech International Corporation (incorporated by reference to Exhibit 10.5 to Company's Annual Report filed on August 28, 1997 for the year ended May 31, 1997, file No. 19796)
10.2* Employment Agreement dated May 1, 1997 between the Company and C.J. Comu 10.3* Employment Agreement dated May 1, 1997 between the Company and John Potter 10.4*Form of Franchise Agreement relating to franchises offered by Airsopure
     International Group, Inc., a wholly-owned subsidiary of the Company 10.5*Form of Development Agreement offered to franchisees by Airsopure
     International Group, Inc., a wholly-owned subsidiary of the Company 10.6*Form of Offering Circular presented to franchisees by Airsopure
     International Group, Inc., a wholly-owned subsidiary of the Company
21** Subsidiaries of the Registrant

     o Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554.

     **   Incorporated   by  reference  to  the  Company's  Form  10-K/SB  filed
          September 14, 2000.


Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the registrant's Chief Executive officer and Chief Financial and Accounting Officer, respectively.


                                       Dated: October 15, 2001


                                       AIRTECH INTERNATIONAL GROUP, INC.


                                       By: /s/ C. J. COMU
                                          ------------------------------------
                                          C. J. Comu,
                                          Chief Executive Officer and Chairman



                                       By: /s/ James R. Halter
                                          -----------------------------------
                                          James R. Halter,
                                          Chief Financial, Accounting Officer
                                               and Director