Form 10QSB
period 2001-11-30
AIRTECH INTERNATIONAL GROUP INC
filed 2002-01-24
CIK 883041

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended November 30, 2001


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

     As of November 30, 2001, approximately 53,185,087 shares of Common Stock, $0.05 par value, were outstanding.

     Traditional Small Business Disclosure Format

          Yes [ X ]    No [  ]

                                TABLE OF CONTENTS
ITEM                                                                    PAGE
                                                                       NUMBER

PART I FINANCIAL
                                   INFORMATION

1. Independent Accountants' Report..................................       3
   Airtech International Group, Inc.
   Financial Statements,  Unaudited:
        Balance Sheet as of November 30, 2001.......................       4
        Statement of Operations for the three months
           ended November 30, 2001 and 2000.........................       6
           Statement of Operations for the six months
              Ended November 30, 2001...............................       7
        Statement of Cash Flows for the three months
           ended November 30, 2001 and 2000.........................       8
        Notes to the Financial Statements...........................       9

    2. Managements' Discussion and Analysis............................. 17


                            PART II OTHER INFORMATION

1. Legal Proceedings................................................      20

2. Changes in Securities............................................      21
3. Defaults upon Senior Securities..................................      21

4. Submission of Matters to a Vote of Security Holders..............      21

5. Other Information................................................      21

6. Exhibits and Reports on Form 8-K.................................      22


Signature Page......................................................      23

                             TURNER, STONE & COMPANY
                             12700 Park Central Drive
                                   Suite 1610
                               Dallas, Texas 75251


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Airtech International Group, Inc. and subsidiaries
Dallas, Texas


     We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of November 30, 2001 and the related statement of operations, stockholders' equity and cash flows for the three and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying November 30, 2001 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Turner, Stone & Company, LLP
--------------------------------
Certified Public Accountants
January 21, 2002
Dallas, Texas

PART 1--Financial Information

Item I Financial Statements




               Airtech International Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           November 30, 2001 and 2000


                                                    ASSETS


CURRENT ASSETS                                         2001               2000
                                                   ----------       ------------
   Cash                                            $  162,101          $  83,301
   Trade accounts receivables, net of allowance
   for doubtful accounts of $150,000
   and $40,000 respectively                         1,228,068            633,211
   Notes receivable, current portion                  437,250            437,250
   Inventory                                          644,886          1,211,460
   Prepaid expenses and other assets                   67,382            121,610
                                                   ----------         ----------
         Total current assets                        2,539,687         2,486,832
                                                  ------------         ---------

PROPERTY AND EQUIPMENT--net of accumulated
     depreciation of $206,669
     and $198,159 respectively                         164,364           160,955

NOTES RECEIVABLE--net of current portion, net of
     allowance for Doubtful accounts of $0
     and $0, respectively                            1,078,312         1,078,312

OTHER ASSETS
     Goodwill, net of $125,338 and $45,810 of
     accumulated amortization, respectively             53,715            97,432
     Intellectual properties, net of $309,910 and
     $167,300 of acc. amortization, respectively       777,487           926,597
     Other, Prepaid Royalties                           31,058           287,481
                                                    ---------       ------------
         Total other assets                            862,260         1,311,510
                                                    -----------       ----------
                                                  $  4,644,623       $ 5,037,609
                                                    ===========     ============


    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           November 30, 2001 and 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                     2001               2000
                                                    -----------         --------
Notes payable--current portion                    $   277,185         $  352,185
   Accounts payable, trade                            465,189            710,314
   Note payable-officers                              106,688            210,338
   Accrued payroll and payroll taxes                  422,117            467,224
   Current portion of convertible debentures        1,875,000                  -
   Other accrued expenses                             876,149            468,358
                                                   -----------         ---------
         Total current liabilities                  4,022,328          2,208,419
                                                  -----------         ----------

LONG-TERM LIABILITIES
   Deferred revenue                                   340,000            340,000
   Product Marketing Obligation                                          430,000
   Convertible Debentures                             380,284          2,525,000
   Notes Payable                                      206,881               -
                                                  -----------         ----------
         Total long-term liabilities                  927,165          3,295,000
                                                  -----------         ----------
                  Total liabilities                 4,949,493          5,503,419
                                                  -----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series M cumulative, convertible preferred,
     990,625 and 990,625 Shares outstanding respectively;
   liquidation preference of $1.00 per share              991                991
   Common stock--$.05 par value, 100,000,000 shares
   authorized; 53,185,087 and 22,579,644 shares
   issued and outstanding, respectively             2,659,254          1,128,982
   Additional paid-in capital                      10,025,204          7,875,981
   Retained deficit                               (12,990,319)       (9,471,764)
                                                  -----------         ----------
          Total stockholders' equity (deficit)       (304,870)         (465,810)
                                                  -----------         ----------
                                                  $ 4,644,623       $ 5,037,609
                                                  ===========        ===========


    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the Six Months November 30, 2001 and 2000




REVENUES                                         2001                   2000
                                           --------------         --------------
         Product sales                       $    952,581          $   994,573
         Other Revenue                                                  10,000
                                           --------------         --------------
                  Total revenues                  952,581             1,004,573
                                           --------------         --------------

COSTS AND EXPENSES
         Salaries and wages                       326,315               602,115
         Research and Development                  85,250               131,250
         Cost of sales                            645,101               559,390
         Advertising                               77,541               185,395
         Depreciation and amortization            213,308               160,472
         Other general & administrative
           expense                                897,397               431,538
                                           ---------------        --------------
                  Total costs and expenses      2,244,912             2,070,160
                                           ---------------        --------------

LOSS FROM OPERATIONS                           (1,292,331)           (1,065,587)
         Interest expense                        (311,204)             (122,710)
                                           ---------------        --------------
NET LOSS BEFORE INCOME TAXES                   (1,603,535)           (1,188,297)
         Income taxes                      ---------------        --------------
NET LOSS                                     $ (1,603,535)         $ (1,188,297)
                                           ===============        ==============
LOSS PER COMMON SHARE--BASIC                   $ ( 0.03)            $ (  0.05)
                                           ===============        ==============
LOSS PER COMMON SHARE--DILUTED                 $ ( 0.03)            $ (  0.05)
                                           ===============        ==============







    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the Three Months November 30, 2001 and 2000




REVENUES                                          2001                   2000
                                               ------------          -----------
         Product sales                       $    538,950          $   475,936
         Other Revenue                                                  10,000
                                               ------------          -----------
                  Total revenues                  538,950              485,936
                                               ------------          -----------

COSTS AND EXPENSES
         Salaries and wages                       222,133              261,465
         Research and Development                  54,249               56,000
         Cost of sales                            416,335              274,918
         Advertising                               46,686               61,791
         Depreciation and amortization            106,654               82,285
         Other general & administrative expense   770,539              181,033
                                               ----------            -----------
                  Total costs and expenses      1,616,596              917,492
                                               ----------            -----------

LOSS FROM OPERATIONS                           (1,077,640)            (431,556)
         Interest expense                        (139,589)             (60,100)
                                               -----------           -----------
NET LOSS BEFORE INCOME TAXES                   (1,217,235)            (491,656)
         Income taxes                                   -
                                               -----------           -----------
NET LOSS                                     $ (1,217,235)          $ (491,656)
                                               ===========           ===========
LOSS PER COMMON SHARE--BASIC                 $  ( 0.02)             $  (  0.02)
                                               ===========           ===========
LOSS PER COMMON SHARE--DILUTED               $  ( 0.02)             $  (  0.02)
                                               ===========           ===========





    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Six Months Ended November 30, 2001 and 2000




CASH FLOWS FROM OPERATING ACTIVITIES:                2001                2000
                                                --------------       -----------
     Net Loss                                 $  (1,603,535)       $ (1,188,297)
     Adjustments to reconcile net income to cash
         Depreciation and amortization              216,308             160,472
         Stock payments for interest on
         convertible debentures                     156,000                 -
     Changes in operating assets and liabilities
         Accounts receivable                       (283,214)           (363,240)
         Inventory                                  338,262            (672,508)
         Accounts payable                           191,082             450,212
         Accrued expenses                           (19,000)            208,370
         Other receivables                                               13,290
                                                ------------        ------------
     Net cash used in operating activities       (1,007,097)         (1,391,701)
                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for other assets                  (8,104)             (36,237)
     Repayment of Note Payable                                         (325,000)
                                                ------------        ------------
     Net cash used in investing activities          (8,104)            (361,237)
                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convert. debentures  172,000                -
     Proceeds from issuance of Notes Payable        206,881                -
     Proceeds from issuance of common stock         279,615             348,593
     Conversion of Convertible Debentures to Stock  216,082                -
                                                -----------         ------------
     Net cash provided by financing activities      874,578             348,593
                                                -----------         ------------
INCREASE (DECREASE) IN CASH                        (140,623)         (1,404,345)
CASH, BEGINNING OF PERIOD                           302,724           1,487,646
                                                ------------        ------------
     CASH, END OF PERIOD                          $ 162,101           $  83,301
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

     The Company sold its interest in its dormant wholly owned subsidiary, Airsopure International Group, Inc. to Humitech, Inc. The stock received from Humitech, Inc. was disbursed as a stock dividend to the shareholders of record November 30, 2001.

Principles of consolidation

     The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. thru November 30, 2001(dormant) and McCleskey Sales and Service, Inc.(dormant) each of which has a fiscal year ended May 31. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, has performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


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

Loss per share

     The basic and diluted loss per share are based upon 53,185,087 and 23,765,940 respectively, weighted average shares of common stock outstanding

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


over the three and six month period ending November 30, 2001 and 2000. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures, product market obligation guarantees (for the quarter ended November 30, 2000) and the assumed exercise of stock options and warrants, as the effect would be antidilutive.

Research and Development

     The Company's research and development activities consists of retooling and developing its Model S-12 and S-30 products, including applying the Company's technology in photo-catalytic conversion to the other air purification products. The costs of research and development are charged to expense when incurred.

2. Liabilities

     The Company's notes payable consist of loans from various corporations and individuals. The notes contain no significant restrictions, bear interest at rates from 10% to 18%. The notes are in default since May 1999.

     The Company also entered into a note payable agreement with a private placement group. The terms are for a two year repayment on a monthly basis of principle and interest at 12%.

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


Accounts and notes receivable, trade

     The Company accounts and notes receivables are unsecured and represent sales not collected to date. Management believes these accounts and notes receivables are fairly stated at estimated net realizable amounts.

5. Stock options and warrants

     Through the quarter ended November 30, 2001 and 2000, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common sock fair market value at the date of option. The options and warrants expire between September 2001 and February 2006 and are exercisable at prices from $0.10 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

6. DESCRIPTION OF CONVERTIBLE SECURITIES

     We have summarized below the material provisions of our securities which are convertible into shares of our common stock.

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

     We have 1,013,000 shares of Series "M" Convertible preferred stock outstanding at August 31, 2001. Holders of our Series "M" preferred have the right to convert their shares into shares of our common stock on a one-for-one basis at any time. The Series "M" preferred automatically converts to shares of our common stock on December 31, 2001. The holders of Series "M" preferred are entitled to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from the sales of our Series 950 units until January 31,2002. The dividends are paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from our Series 950 unit from the previous quarter. The holders of Series "M" preferred were also issued warrants to purchase 990,625 shares of our common stock. These warrants expired on May 31, 2000.

AIRSOPURE 999 LIMITED PARTNERSHIP INTERESTS

     We had $430,000 of limited partnership interests outstanding in Airsopure 999, L.P. ("Airsopure LP"). Airsopure, Inc., at May 31, 2001 our wholly-owned subsidiary ("Airsopure"), is the sole general partner of Airsopure LP. Under the limited partnership agreement, the limited partners are entitled to receive 1.7% of the gross revenues generated from sales of our Model S-999 automobile air purification system with the remaining gross revenues paid to Airsopure. The limited partners are entitled to receive distributions until December 31, 2003, at which time 100% of gross revenues are paid to Airsopure. All limited partners were converted to common stock in June 2001 by the issuance of 2,639,926 shares of our common stock. The Limited Partnership was dissolved at May 31, 2001.

12% CONVERTIBLE DEBENTURES DUE 2004 AND ATTACHED WARRANTS

     In January 2000, our board of directors authorized the issuance of up to $5,000,000 of our 12% Convertible Debentures Due 2004 under a private placement

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


memorandum. As of November 30, 2001, we have sold $300,000 in principal amount of our 12% debentures. At any time after one year from the date of issuance, holders of our 12% debentures are entitled to convert our 12% debentures on a dollar for dollar basis into shares of our common stock. Semi-annual interest payments are due and payable on our 12% debentures commencing September 1, 2000. Each 12% debenture in the principal amount of $25,000 includes a warrant to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants expire two years from the date of issuance. At our option, our 12% debentures may be converted on a dollar for dollar basis into shares of our common stock or paid in cash at face value on the maturity date. Prior to maturity, we may with the consent of the debenture holder, redeem our 12% debentures in cash at a premium together with accrued interest to date.

6% CONVERTIBLE DEBENTURES DUE 2002 AND ATTACHED WARRANTS

     On February 22, 2000, we sold $2,500,000 in principal amount of our 6% Convertible Debentures Due 2002 to PK Investors, LLC. Our 6% debentures have a maturity date of February 22, 2002 at which time the principal amount and all accrued interest is due and payable. No interest payments are due prior to maturity of the 6% debentures. We may, at our option, pay the accrued interest at maturity by issuing shares of our common stock to the debenture holder at a price equal to the conversion price of our common stock as described below. Our 6% debentures are convertible at any time at the option of the holder into shares of our common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion (or in payment of interest) is the lesser of:

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


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

     See Litigation Section for description of claims of 12% debenture holders that the debenture is in default.

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

     The 6% debenture holders may however; convert the 6% debentures into a maximum of 200,000 shares of our common stock per month on a non-cumulative basis; and sell up to 100,000 shares per month of common stock converted after March 29, 2001 or 200,000 shares if the selling price is at least $0.75 per share, with any unsold converted shares held in escrow by our legal counsel

Subsequent Event.

     The Company entered into a Joint Venture Agreement on January 22, 2002. The terms of the Agreement calls for Yes Clothing Co. dba BioSecure Corp. to invest up to $4,700,000 to reduce the Company's liabilities, to secure up to a $5,000,000 line of credit for the Company. The Company would then transfer a portion of its Air cleaning technology to a new joint venture in return for a 49.9% ownership in the joint venture entity. The investment group will be issued preferred stock in the Company. The effect on the Company's financial statements are highlighted below.


                        Airtech International Group, Inc.
                        Pro Forma Result of Joint Venture
                             As of November 30, 2001

                                                                  Pro Forma
Account                 Airtech           Joint Venture         Consolidated
-------           November 30, 2001        adjustments        November 30, 2001
                  -----------------       -------------       -----------------
Assets               $4,644,623            $  (185,000)          $4,459,623
Investment in
Joint Venture                -                  92,315               92,315
                     ----------            -----------           ----------
Net assets           $4,644,623            $   (92,685)          $4,551,938
                     ----------            -----------           ----------
Liabilities          $4,949,493            $(4,000,000)             949,493

Shareholders
Equity                (304,870)              3,907,315            3,602,445
                     ----------            -----------           ----------
Total Liab and
Shareholder Equity   $4,644,623             $  (92,685)          $4,551,938
                     ----------            -----------           ----------

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED November 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED November 30, 2000

REVENUES

     Our consolidated total revenues decreased $51,992 or 5.2% from $1,004,573 for the six months ended November 30, 2000 compared to the six months ended November 31, 2001 of $952,581. This decrease in sales is due to the cessation of sales from the consumer direct sale franchise group. In the first six months, August 31, 2000 the Company had opened four retail outlets for sale of the portable unit. These stores were closed in March 2001. Similarly, the revenue for the three months ended November 30, 2000 of $485,936 included the direct sale program which is no longer in operation in the current quarter ended November 30, 2001. Therefore the sales from on going operations decreased $246,986 to $238,950 from $485,936 to $238,950, for the three month periods. The additional $300,000 in sales for the quarter ended November 30, 2001 resulted from the sales of the auto unit at near cost basis. There were no similar sales for the quarter ended November 30, 2000.

COSTS AND EXPENSES

     Our consolidated total costs and expenses increased $174,752 or 8% from $2,070,160 to $2,244,912 in the six months ended November 30, 2001 and 2000. The costs and expenses increased $699,104 or 76% from $917,492 for three months ended November 30, 2000 to $1,616,596 for the three months ended November 30, 2001. The major components of this $174,751 and $699,104 increase were:

     Salaries and wages decreased $275,799 or 46% from $602,115 in 2000 to $326,315 for 2001. This decrease is the result of many factors including decreased commissions on sales of our products through the retail direct sale stores. Also, we have decreased the total number of employees (outside of the decrease from the retail store group) by nine individuals. In addition, management has reduced their personal salaries. The salaries decreased from $261 465 for the three months ended November 30, 2000 to $222,133 for the three months ended November 30, 2001. This reason for the $39,332 decrease in expenses was the same for the six months comparison, except that management elected to receive some deferred wages in common stock payments.

     Cost of sales increased $85,711 or 15% to $645,101 for 2001 as compared to $559,390 for 2000. This increase is due to the change in product mix of units sold in the quarters. For the 2000 period the sales were in the retail direct sale where the margins were higher than the current sales into the non retail market. In addition, in the six month and quarter ended November 30, 2001 the Company sold $300,000 of the auto units at cost in a lump sum sale. Therefore the percentage cost of sales are not comparable. For the six months ended November 30, 2000 and 2001 the percentage cost of sales was 56% and 67% respectively. The $274,918 cost of sales or 58% compares to $416,335 or 77% for the three months ended November 30, 2001. The percentage increased due to this one time $300,000 bulk sale of the auto units at cost.

     Depreciation and amortization increased $52,836 to $213,308 for the six months ended November 30, 2001 compared to $160,472 for 2000. This increase is primarily due to increased amortization of prepaid royalties. The increased amortization of royalties is also the reason for the $24,369 increase in costs from $82,285 to $106,654 for the three month periods ended November 30, 2001 and 2000

     General and administrative expenses increased $465,859 to $897,397 for the six months ended November 30, 2001 from $431,538 in 2000. This 100% increase is due to increases in litigation expenses of legal fees and expected settlement costs. The decrease in facilities costs after combining the office and warehouse functions in one location mitigated some $120,000 of the increase. In addition, outside consultant fees and investment bankers fees increased during 2001, due to the additional consultants used in lieu of full time employees due to the decrease in salaries over the period. The general and administrative costs increased %589,506 for the quarter ended November 30, 2001 of %770,539 compared to $181,033 for the three months ended November 30, 2001 and 2000 , respectively.

     Interest expense of $311,204 for 2001 is $188,494 higher or 153% than the $122,710 interest expense in 2000, due to the interest accrual on the outstanding 6% debentures issued in February 2000, the 12% debentures issued in March and the $206,000 issued in September 2001. In addition, the 12%
convertible debentures sold in March and July 2001 contained an imbedded beneficial conversion feature, wherein an additional $142,115 in interest was charged as interest expense and as a discount to the debentures.

     The result of these revenues and costs and expenses is a net loss of $(1,603,535) or ($0.03) per share of common stock (basic and diluted)for the six months ended November 30, 2001 compared to a net loss of $(1,188,297) or ($0.05) per share of common stock for the six months ended November 30, 2000. This represents a $415,238 or 34% increase in our net loss and a $0.02 decrease in loss per share of our common stock compared to 2000. The average number of shares of our common stock increased from 2000 to 2001 so the loss per share on our common stock is not comparable. The net loss for the three months ended November 30, 2001 of $1,217,235 is $725,579 or 148% higher than the loss of $491,656 for the three months ended November 30, 2000. The loss per share remained constant due to the additional shares outstanding at $0.02 per share for the comparable periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     We expect to have sufficient funds necessary to finance the manufacture, distribution and sale of our products including management and advertising support for fiscal year 2002. This is due to the Joint venture Agreement entered into January 22 2002 as described in the subsequent event footnote to the Financial Statements. This venture will reduce $4,700,000 of obligations from the Company's liabilities and will also provide up to $5,000,000 in additional funding under a separate equity line of credit. In addition general and administrative expenses have been reduced during the first six months of 2002. We also expect that our cash balance and operations are adequate to sustain our continued operations during fiscal year 2002, based on the venture agreement.

     We also expect sales of our products to increase in fiscal year 2002. For the year 2001. The venture agreement will align the Company with a number of other companies in the air quality and safety industry.

     Our sales projections are based upon our good faith estimates of the marketability of our products and we cannot assure you that we will achieve these results during fiscal year 2002.

     If our current cash and revenues from franchise and product sales and the effects of the venture agreement are insufficient to fund our continued growth, we will rely on our external funding sources to provide continued liquidity. For the quarter ended November 30, 2001, we increased cash from financing activities by the increase in notes payable of $206,000.

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

     We do not have a large capital expenditures program planned for fiscal year 2002. Therefore, we believe our projected increase in franchise and product sales combined with funds generated from external financing sources (primarily from the venture agreement) sufficient to offset any cash losses from operations. If our current and new product sales, distributor/franchise sales, new areas of distribution sales and funds from our external sources are insufficient to maintain operations, the resulting lack of capital could force us to substantially curtail or cease our operations. Any curtailment of operations would have a material adverse effect on our ability to manufacture and distribute our products and our profitability.

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

     We have been named as a defendant in a case Number 01 CV 1084 in the United States District Court for the Southern District of New York alleging damages of $1,500,000 to the holders of the 12% debentures due March 2003. The complaint states that the Company is in default of the Debenture Agreements. The Company will defend the allegations. The possible adverse result has been reserved in the Company's liabilities. This action is in the early stages of litigation.

     The Company settled a law suit titled H.A.A. Inc. v Airtech International Group, Inc. during the first quarter 2002. The Company is in default under this settlement agreement.

     The Company has been found due and owing a former employee in a County Court action in Michigan. The Company will negotiate a settlement with offset amounts due the Company. The net liability of $25,000 has been reserved in the Company's liabilities.

     We have been named as a defendant in a number of routine lawsuits arising in the ordinary course of our business. In some of these cases a judgment was rendered against us. We have answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. We have fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of approximately $125,000.

ITEM 2. CHANGES IN SECURITIES

     On July 20, 2001, issuance of $200,000 in 12% Convertible Debentures in a Private Placement. On June 10, 2001, issued a Private Placement of 2,639,926 shares of Common Stock to convert the limited partners in the Airsopure 999 L.P., reflected in the Financial Statements as Product Marketing Obligation of $430,000. Issued in a Private Placement in June 2001 335,000 shares of Common Stock to the 12% Convertible Debenture holders (Private Placement) for interest owed under the Debenture. Partial conversion of 6% and 12% Convertible Debentures and payment of accrued interest owing into 12,384,000 shares of Common Stock, issued under SB-2 Registration Statements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company has been named in a cause citing a default of the 12% Convertible Debentures, due March 2003. The Company is contesting this default allegation and will answer the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     DIVIDENDS

     We have paid no dividends on our shares of common stock and we have no current intention to pay dividends on our shares of common stock in the future. Holders of our Series "M" Convertible Preferred Stock have a preferred dividend right to receive dividend distributions equal to 4.57% of the gross revenues generated from sales of our Series 950 units until January 31, 2002. Except for required dividend payments on the Series "M" convertible preferred stock, we intend to retain any future earnings for reinvestment in our business. As of August 31, 2001, no dividends have been paid on the Series "M" convertible preferred stock. Future dividends will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In August 2001, we announced that the Company would be issuing a dividend to shareholders of record November 30, 2001. This dividend was one share of Humitech, Inc. common stock, for every ten shares of Airtech International Group, Inc. common stock owned at November 30, 2001. Humitech, Inc.purchased, in August, 2001, one hundred per cent of the outstanding common stock of our dormant subsidiary, Airsopure International Group, Inc. in a stock exchange whereby we received approximately ten percent of the combined company stock in Humitech. We issued one hundred per cent of our ownership in Humitech in the dividend to shareholders. This dividend has been substantially completed as of this date.

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


                                       Dated: January 24, 2002


                                       AIRTECH INTERNATIONAL GROUP, INC.


                                       By: /s/ R. JOHN HARRIS
                                     -----------------------------------
                                            R. John Harris,
                                          Chief Executive Officer and Chairman



                                       By: /s/ James R. Halter
                                          -----------------------------------
                                          James R. Halter,
                                          Chief Financial, Accounting Officer
                                               and Director