Form 10QSB
period 2002-02-28
AIRTECH INTERNATIONAL GROUP INC
filed 2002-06-03
CIK 883041

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended February 28, 2002


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from _________ to _________


                                     0-19796
                                    ---------
                               Commission File No.


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


             4695 MacArthur Court, Suite 1450  Newport Beach, CA 92660
             ---------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (949) 475 6755

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [ X ]    No [  ]

     As of February 28, 2002, approximately 68,834,180 shares of Common Stock, $0.05 par value, were outstanding.

     Traditional Small Business Disclosure Format

          Yes [ X ]    No [  ]

                                TABLE OF CONTENTS
ITEM                                                                    PAGE
                                                                       NUMBER

                          PART I FINANCIAL INFORMATION

1. Independent Accountants' Report..................................       3
   Airtech International Group, Inc.
   Financial Statements,  Unaudited:
        Balance Sheet as of February 28, 2002.......................       4
        Statement of Operations for the nine months
           ended February 28, 2002 and 2001.........................       6
           Statement of Operations for the three months
              Ended February 28, 2002 and 2001......................       7
        Statement of Cash Flows for the three months
           ended February 28, 2002 and 2001.........................       8
        Notes to the Financial Statements...........................       9

 2. Management's Discussion and Analysis.............................     18


                                     PART II
                                OTHER INFORMATION

1. Legal Proceedings................................................      21

2. Changes in Securities............................................      22

3. Defaults upon Senior Securities..................................      22

4. Submission of Matters to a Vote of Security Holders..............      22

5. Other Information................................................      22

6. Exhibits and Reports on Form 8-K.................................      23

Signature Page......................................................      25

                             TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                               Dallas, Texas 75251


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
Airtech International Group, Inc. and subsidiaries
Dallas, Texas


     We have reviewed the accompanying consolidated balance sheet of Airtech International Group, Inc. and subsidiaries as of February 28, 2002 and the related consolidated statements of operations and cash flows for the three months and nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying February 28, 2002 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Turner, Stone & Company, LLP
--------------------------------
Certified Public Accountants
May 22, 2002
Dallas, Texas

                  PART 1--Financial Information

Item I Financial Statements





               Airtech International Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           February 28, 2002 and 2001


                                                       2002             2001
                                                    ----------       ----------

ASSETS

CURRENT ASSETS

   Cash                                             $    9,285       $   53,368
   Trade accounts receivables, net of allowance
   for doubtful accounts of $150,000
   and $40,000 respectively                            521,527          731,315
     Notes receivable, current portion                 437,250          437,250
     Inventory                                               0        1,305,559
   Prepaid expenses and other assets                    47,132          113,257
                                                    ----------       ----------
         Total current assets                        1,015,194        2,640,749
                                                    ----------       ----------

PROPERTY AND EQUIPMENT--net of accumulated
     depreciation of $16,222
     and $198,159 respectively                           8,534          112,740

NOTES RECEIVABLE--net of current portion, net of
     allowance for Doubtful accounts of $0
     and $0, respectively                            1,078,312        1,078,312

OTHER ASSETS
     Investment in Joint Venture                             0                0
     Goodwill, net of $134,291 and $45,810 of
     accumulated amortization, respectively             44,763           92,432
     Intellectual properties, net of $337,095 and
     $167,300 of acc. amortization, respectively       750,302          919,597
     Other, Prepaid Royalties                                0          294,988
                                                    ----------       ----------
         Total other assets                            795,065        1,307,017
                                                    ----------       ----------
                                                    $2,897,105       $5,138,818
                                                    ==========       ==========


    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           February 28, 2002 and 2001


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                         2002           2001
                                                    -------------   ------------

CURRENT LIABILITIES
   Notes payable                                    $    829,044    $   277,185
   Accounts payable, trade                               403,521        750,526
   Note payable-officers                                       0        210,338
   Accrued payroll and payroll taxes                       4,194        507,753
   Convertible debentures                              2,305,284              0
   Other accrued expenses                                899,872        608,843
                                                    -------------   ------------
         Total current liabilities                     4,441,915      2,354,645
                                                    -------------   ------------

LONG-TERM LIABILITIES
   Deferred revenue                                      340,000        340,000
   Product Marketing Obligation                                         430,000
   Convertible Debentures                                      0      2,350,000
                                                    -------------   ------------
         Total long-term liabilities                     340,000      3,120,000
                                                    -------------   ------------
                  Total liabilities                    4,781,915      5,474,645
                                                    -------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Series M cumulative, convertible preferred,
     990,625 Shares outstanding,
     liquidation preference of $1.00 per share               991            991
   Series B cumulative preferred, 5,000,000 shares
   Authorized, 1,000,000 shares outstanding               10,000              0
   Outstanding, liquidation preference of $2.00 per share
   Common stock--$.05 par value, 100,000,000 shares
   authorized; 68,834,180 and 27,958,641 shares
   issued and outstanding, respectively                3,441,709      1,397,932
   Additional paid-in capital                         10,208,330      8,251,966
   Retained deficit                                  (15,545,840)    (9,986,716)
                                                    -------------   ------------
          Total stockholders' deficit                 (1,884,810)      (335,827)
                                                    -------------   ------------
                                                    $  2,897,105    $ 5,138,818
                                                    =============   ============


    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the Nine Months Ended February 28, 2002 and 2001



                                                  2002                   2001
                                              ------------          ------------

 REVENUES
         Product sales                        $   961,426           $ 1,412,607
         Other Revenue                                                   25,000
                                              ------------          ------------
                  Total revenues                  961,426             1,437,607
                                              ------------          ------------

COSTS AND EXPENSES
         Salaries and wages                       453,311               787,490
         Research and Development                  92,622               283,927
         Cost of sales                            652,775               780,235
         Advertising                               98,345               241,358
         Depreciation and amortization            288,468               233,188
         Other general & administrative
           expense                              3,089,388               639,544
                                              ------------          ------------
                  Total costs and expenses      4,674,909             2,965,742
                                              ------------          ------------

LOSS FROM OPERATIONS                           (3,713,483)           (1,528,135)
         Interest expense                        (445,572)             (175,114)
                                              ------------          ------------
NET LOSS BEFORE INCOME TAXES                   (4,159,055)           (1,703,249)
         Income taxes
                                              ------------          ------------
NET LOSS                                      $(4,159,055)          $(1,703,249)
                                              ============          ============
LOSS PER COMMON SHARE--BASIC                     $ ( 0.06)            $ (  0.07)
                                                ==========            ==========
LOSS PER COMMON SHARE--DILUTED                   $ ( 0.06)            $ (  0.07)
                                                ==========            ==========







    The accompanying notes are an integral part of the financial statements.

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the Three Months Ended February 28, 2002 and 2001




                                                      2002               2001
                                                  ------------       -----------

REVENUES
         Product sales                            $     8,845        $  418,034
         Other Revenue                                                   15,000
                                                  ------------       -----------
                  Total revenues                        8,845           433,034
                                                  ------------       -----------

COSTS AND EXPENSES
         Salaries and wages                           126,996           285,375
         Research and Development                       7,372            52,677
         Cost of sales                                  7,674           220,845
         Advertising                                   20,804            55,963
         Depreciation and amortization                 75,160            72,716
         Other general & administrative expense     2,191,991           208,006
                                                  ------------       -----------
                  Total costs and expenses          2,429,997           895,582
                                                  ------------       -----------

LOSS FROM OPERATIONS                               (2,421,152)         (462,548)
         Interest expense                            (134,368)          (62,404)
                                                  ------------       -----------
NET LOSS BEFORE INCOME TAXES                       (2,555,520)         (514,952)
         Income taxes                                       0                 0
                                                  -----------        -----------
NET LOSS                                          $(2,555,520)       $ (514,952)
                                                  ============       ===========
LOSS PER COMMON SHARE--BASIC                       $  ( 0.037)       $  (  0.02)
                                                  ============       ===========
LOSS PER COMMON SHARE--DILUTED                     $  ( 0.037)       $  (  0.02)
                                                  ============       ===========





    The accompanying notes are an integral part of the financial statements.
                                       7

               Airtech International Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Nine Months Ended February 28, 2002 and 2001




                                                         2002          2001
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                       $(4,159,055)    $(1,703,249)
     Adjustments to reconcile net income to cash
         Depreciation and amortization                  288,468         233,188
         Stock payments for interest on
         convertible debentures, payroll etc          1,119,000               0
     Changes in operating assets and liabilities
         Accounts receivable                            280,557        (461,344)
         Inventory                                      983,148        (766,607)
         Accounts payable                               129,414         490,424
         Accrued expenses and Prepaid Expenses         (370,222)        294,436
         Other receivables                                    0         (75,045)
                                                    ------------    ------------
     Net cash used in operating activities           (1,728,690)     (1,988,197)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for other assets, Equipment           161,948         (60,085)
     Repayment of Note Payable                                         (500,000)
     Redemption of Marketable Securities                              1,000,000
                                                    ------------    ------------
     Net cash provided by investing activities          161,948         560,685
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of convert. debentures      172,000               0
     Proceeds from issuance of Notes Payable            551,859               0
     Proceeds from issuance of common stock             313,258         993,834
     Conversion of Convertible Debentures to Stock      236,786               0
                                                    ------------    ------------
     Net cash provided by financing activities        1,273,303         993,834
                                                    ------------    ------------
DECREASE IN CASH                                       (293,439)     (1,434,278)
CASH, BEGINNING OF PERIOD                               302,724       1,487,646
                                                    ------------    ------------
     CASH, END OF PERIOD                            $     9,285     $    53,368
                                                    ============    ============






    The accompanying notes are an integral part of the financial statements.
                                       8

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

     The Company sold its interest in its dormant wholly owned subsidiary, Airsopure International Group, Inc. to Humitech, Inc. All the stock received from Humitech, Inc. was disbursed as a stock dividend to the shareholders of record November 30, 2001.

Principles of consolidation

     The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, AIC, Airsopure, Inc., Airsopure International Group, Inc. thru November 30, 2001 (dormant) and McCleskey Sales and Service, Inc.(dormant) and the joint venture AirSecure, LLC (start up phase company) each of which has a fiscal year ended May 31. All material intercompany accounts and balances have been eliminated in the consolidation. Turner, Stone & Company, the Company's independent accountants, has performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

Amortization

     Intellectual property is allocated to the Company's air filtration products based on expected sales as a percent of total sales by product. The Company records amortization beginning when the product is initially inventoried for sale. Amortization is recorded ratably over a ten-year term.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

     Goodwill acquired and recorded in the financial acquisition of ITC, is being amortized under the straight line method over 5 years.

     A prepaid royalty fee, paid pursuant to a December 1995 agreement and related to the Company's portable medical unit, was amortized using the straight-line method over 24 months beginning January 2000 and ending December 2001.

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

Cash flow

     For purposes of the statement of cash flows, cash includes demand deposits, short term cash equivalent investments and time deposits with maturates of less than three months.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

None of the Company's cash is restricted.

Loss per share

     The basic and diluted loss per share are based upon 68,834,180 and 25,269,142 respectively, weighted average shares of common stock outstanding. over the three and nine month period ending February 28, 2002 and 2001. No effect has been given to the assumed conversion of convertible preferred stock, convertible debentures, product market obligation guarantees (for the quarter ended February 28, 2001) and the assumed exercise of stock options and warrants, as the effect would be antidilutive.

Research and Development

     The Company's research and development activities consists of retooling and developing its Model S-12 and S-30 products, including applying the Company's technology in photo-catalytic conversion to the other air purification products. The costs of research and development are charged to expense when incurred.

2. Liabilities

     The Company's notes payable consist of loans from various corporations and individuals. The notes $277,185 contain no significant restrictions, bear interest at rates from 10% to 18%. The notes are in default since May 1999.

     The Company also entered into a note payable agreement with a private placement group. The terms are for a two year repayment on a monthly basis of principle and interest at 12%. The notes totaling $551,859 are in default as of April 19, 2002.

3. Commitments and Contingencies

Operating Leases

     The company is currently obligated under an operating leases for its Dallas office and warehouse facility, which expires in September 2004. The Company is no longer occupying the space.

     Minimum future rental payments under the above operating lease is as follows:

         Year ending May 31
         2002.......................................          21,600
         2003.......................................          43,200
         2004.......................................          47,500
                                                            --------
                                                            $112,300
4. Financial instruments

     The Company's financial instruments consist of its cash, marketable securities accounts and notes receivable, and trade payables.

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

5. Stock options and warrants

     Through the quarter ended February 28, 2002 and 2001, the Company has issued various stock options and warrants to employees and others and uses the intrinsic value method of accounting for these stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the amounts are not material and its exercise price exceeded the common stock fair market value at the date of option. The options and warrants expire between May 2002 and January 2007 and are exercisable at prices from $0.05 to $10.00 per option or warrant. Exercise prices were set at or above the underlying common stock's fair market value on the date of grant.

6. DESCRIPTION OF CONVERTIBLE SECURITIES

     We have summarized below the material provisions of our securities which are convertible into shares of our common stock.

SERIES "M" CONVERTIBLE PREFERRED STOCK AND RELATED WARRANTS

     We have 990,625 shares of Series "M" Convertible preferred stock outstanding at February 28, 2002. Holders of Series "M" preferred have the right to convert their shares into shares of our common stock on a one-for-one basis at any time. The Series "M" preferred were to automatically converts to shares of common stock on December 31, 2001. This has been extended monthly since December. The holders of Series "M" preferred are entitled to receive quarterly dividend distributions equal to 4.57% of the gross revenues generated from the sales of our Series 950 units until January 31, 2002. The dividends are to be paid on or before the sixtieth day of each calendar quarter based upon the gross revenues from our Series 950 unit from the previous quarter. Airtech has not paid dividends on the preferred stock and is in default under the stock certificate.

AIRSOPURE 999 LIMITED PARTNERSHIP INTERESTS

     We had $430,000 of limited partnership interests outstanding in Airsopure 999, L.P. ("Airsopure LP"). Airsopure, Inc., at May 31, 2001 our wholly-owned subsidiary ("Airsopure"), is the sole general partner of Airsopure LP. Under the limited partnership agreement, the limited partners were entitled to receive 1.7% of the gross revenues generated from sales of our Model S-999

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


automobile air purification system. The limited partners were entitled to receive distributions until December 31, 2003. All limited partners were converted to common stock in June 2001 by the issuance of 2,639,926 shares of our common stock. The Limited Partnership was dissolved at May 31, 2001.

12% CONVERTIBLE DEBENTURES DUE 2004 AND ATTACHED WARRANTS

     In January 2000, our board of directors authorized the issuance of up to $5,000,000 of our 12% Convertible Debentures Due 2004 under a private placement memorandum. As of February 28, 2001, we sold $300,000 in principal amount of our 12% debentures. At any time after one year from the date of issuance, holders of our 12% debentures are entitled to convert our 12% debentures on a dollar for dollar basis into shares of our common stock. Semi-annual interest payments are due and payable on our 12% debentures commencing September 1, 2000. The interest due thru May 31, 2001 was paid by the issuance of common stock and subsequent interest payments have not been made. Under the terms of the debenture the Company is in default for the principle and interest amount of the debenture. Each 12% debenture in the principal amount of $25,000 includes a warrant to purchase shares of our common stock at an exercise price of $2.00 per share. The warrants expire two years from the date of issuance. At our option, our 12% debentures may be converted on a dollar for dollar basis into shares of our common stock or paid in cash at face value on the maturity date. Prior to maturity, we may with the consent of the debenture holder, redeem our 12% debentures in cash at a premium together with accrued interest to date.

6% CONVERTIBLE DEBENTURES DUE 2002 AND ATTACHED WARRANTS

     On February 22, 2000, we sold $2,500,000 in principal amount of our 6% Convertible Debentures Due 2002 to PK Investors, LLC. Our 6% debentures have a maturity date of February 22, 2002 at which time the principal amount and all accrued interest is due and payable. No interest payments are due prior to maturity of the 6% debentures. Interest was paid through October 2001, through the issuance of shares of common stock. As of February 22, 2002 the Company is in default for failure to repay the note and interest when due. We may, at our option, pay the accrued interest at maturity by issuing shares of our common stock to the debenture holder at a price equal to the conversion price of our common stock as described below. Our 6% debentures are convertible at any time at the option of the holder into shares of our common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion (or in payment of interest) is the lesser of:

     - 110% of the average closing bid price of our common stock for the five trading days prior to the date of initial payment; and

     - the product obtained by multiplying 0.80 by the average of the three lowest closing bid prices of our common stock during the thirty trading days prior to the date we receive a conversion notice from a debenture holder.

                       Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

     The holders of our 6% debentures also have attached warrants to purchase 250,000 shares of our common stock at an exercise price of $2.6124 per share. The warrants expire on February 22, 2005. The 6% Convertible Debenture due 2002 was not paid at maturity and is in default.

12% CONVERTIBLE DEBENTURES DUE MARCH 30, 2003 and ATTACHED WARRANTS

     On March 29, 2001, we entered into a securities purchase agreement with AJW Partners, LLC and New Millennium Partners II, LLC to raise up to $1,000,000 through the sale to these investors of our 12% Convertible Debentures Due 2003 with attached warrants to purchase up to 600,000 shares of our common stock. Upon execution of the securities purchase agreement, the investors purchased $800,000 in principal amount of 12% debentures with attached warrants to purchase 500,000 shares of our common stock. The purchase price paid by the investors for our 12% debentures and attached warrants was $800,000 which represents the total amount we have received under the purchase agreement through April 30, 2001. Under the terms of our purchase agreement, the investors are obligated and did purchase the remaining $200,000 in principal amount of our 12% debentures with attached warrants to purchase 100,000 shares of common stock for a purchase price of $200,000. The investors purchased $200,000 of the convertible debentures July 20, 2001. The holders of the debentures made a demand for conversion of a portion of the Debentures in November 2001, the Company did not convert and the Debentures are in default at February 28, 2002.

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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements


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

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

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

     The 6% debenture holders may however; convert the 6% debentures into a maximum of 200,000 shares of our common stock per month on a non-cumulative basis; and sell up to 100,000 shares per month of common stock converted after March 29, 2001 or 200,000 shares if the selling price is at least $0.75 per share, with any unsold converted shares held in escrow by our legal counsel.

CONVERTIBLE PREERRED STOCK

         The Company has authorized 5,000,000 shares of Series B Preferred Stock that is senior to Common Stock and junior to Series M Preferred stock and carries liquidation redemption of $2.00 per share. The shares have the same voting rights as Common Stock shares on a twenty-for-one basis. The stock is entitled to receive dividends when and if declared by the Directors of the Company at the rate of $0.20 per share and can be converted to Common Stock at the option of the holder into thirty two and 65/100th shares of Common per share of Preferred. The Company has issued one million shares of Series B Preferred Stock.

Joint Venture

         The Company has entered into an Agreement with BioSecure Corp. to form a joint venture. The joint venture is a Nevada limited liability corporation, AirSecure, LLC. The Company has a 49% ownership in the venture with BioSecure Corp. owning the remaining 51%. The joint venture will focus on the bioterrorism protection market for various products and services, including the air cleaning and air filtration products of the Company. The Company will account for its investment in the Joint Venture using the Equity Method of

                        Airtech International Group, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements

accounting. However, as of February 28, 2002, the joint venture did not have any reportable activity, no assets or liabilities or company value.


Subsequent Event.

     The Company was in default under a settlement agreement with a creditor, Carlo Gavazzi Mupac , Inc. This creditor seized certain of the Company's assets in March 2002. The effect of the seizure and subsequent creditor sale of assets is reflected in the Financial Statements as of February 28, 2002.

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

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001

REVENUES

     Our consolidated total revenues decreased $43,147 or 5.2% from $1,004,573 for the nine months ended February 28, 2002 compared to the nine months ended February 28, 2001 of $1,004,573. This decrease in sales is due to the cessation of sales from the consumer direct sale franchise group. In the first nine months, starting in August 2000 the Company had opened four retail outlets for sale of the portable unit. These stores were closed in March 2001. Similarly, the revenue for the three months ended February 28, 2001 of $485,936 included the direct sale program which is no longer in operation in the current quarter ended February 28, 2002. Therefore the sales from on going operations decreased $477,091 to $8,845 from $485,936 for the three month period in 2001. In addition, there was an additional $300,000 in bulk sales for the nine months ended February 28, 2002 from the sale of the auto unit at a near cost basis. There were no similar bulk sales for the nine months ended February 28, 2001. This bulk sale was reflected in the quarter ended November 30, 2002.

COSTS AND EXPENSES

     Our consolidated total costs and expenses increased $1,709,167 or 157% from $2,965,742 to $4,674,909 in the nine months ended February 28, 2002 and 2001, respectively. The costs and expenses increased $1,534,415 or 271% from $895,582 for the three months ended February 28, 2001 to $2,429,997 for the three months ended February 28, 2002. The major components of this $1,709,167 and $1,534,415 increase were:

     Salaries and wages for the nine months decreased $334,179 or 42% from $787,490 in 2001 to $453,311 for 2002. This decrease is the result of many factors including decreased commissions on sales of our products through the retail direct sale stores. Also, we have decreased the total number of employees (outside of the decrease from the retail store group) by thirteen individuals. The salaries decreased from $285,375 for the three months ended February 28, 2001 to $126,996 for the three months ended February 28, 2002. The reason for the $158,379 decrease in expenses was the same as for the nine months comparison.

     Cost of sales decreased for the nine months by $127,460 or 16% to $652,775 for 2001 as compared to $780,235 for 2001. This decrease is due to the change in product mix of units sold in the quarters. For the 2001 period the sales were in the retail direct sale market where the margins were higher than the current sales into the non retail market. In addition, in the nine months ended February 28, 2002 the Company sold $300,000 of the auto units at a cost of $300,000 in a lump sum sale. Therefore, the percentage cost of sales are not comparable. For the nine and three months ended February 28, 2001 and 2002 the percentage cost of sales was 68% and 67% respectively. The $220,845 cost of sales or 53% compares to $7,674 or 87% for the three months ended February 28, 2002. The percentage for the three months due to the low volume of sales.

     Depreciation and amortization increased $55,279 to $288,468 for the nine months ended February 28, 2002 compared to $233,188 for the nine months of 2001. This increase is primarily due to increased amortization of prepaid royalties. The increased amortization of royalties is also the reason for the $2,444 increase in costs from $72,716 to $75,160 for the three month periods ended February 28, 2002 and 2001

     General and administrative expenses increased $2,449,844 to $3,089,388 for the nine months ended February 28, 2002 from $639,544 in 2001. This 483% increase is due to increases in litigation expenses of legal fees and expected settlement costs. The increase is also due to a $700,000 write off of receivables and the loss of $700,000 in inventory and equipment due to the creditor seizure of assets. In addition, outside consultant fees and investment bankers fees increased during 2001, due to the additional consultants used in lieu of full time employees as a result of the decrease in salaries over the period. The general and administrative costs increased, primarily due to the seizure of assets, a total of $1,983,985, resulting in the $2,191,991 in expenses for the quarter ended November 30, 2002 compared to $208,006 for the three months ended November 30, 2001.

     Interest expense of $445,572 for 2002 is $270,458 higher or 254% than the $175,114 interest expense in 2001, due to the interest accrual on the outstanding 6% debentures issued in February 2000, the 12% debentures issued in March and the $500,000 issued in September 2001. In addition, the 12% convertible debentures sold in March and July 2001 contained an imbedded beneficial conversion feature, wherein an additional $142,115 in interest was charged as interest expense and as a discount to the debentures.

     The result of these revenues and costs and expenses is a net loss of $(4,159,055) or ($0.06) per share of common stock (basic and diluted)for the nine months ended February 28, 2002 compared to a net loss of $(1,703,249) or ($0.07) per share of common stock for the nine months ended February 28, 2001. This represents a $2,455,806 or 244% increase in our net loss and a $0.01 decrease in loss per share of our common stock compared to 2001. The average number of shares of our common stock increased from 2001 to 2002 so the loss per share on our common stock is not comparable. The net loss for the three months ended February 28, 2002 of $2,555,520 is $2,040,568 or 496% higher than the loss of $514,952 for the three months ended February 28, 2001. The loss per share increased to $(0.037)for the three months ended February 28, 2002 despite the increase in the number of shares outstanding compared to the three months in 2001.

CAPITAL EXPENDITURES

     We do not have any large capital expenditures planned for fiscal year 2002. Any minor capital expenditures will be met with cash on hand. In the event our product sales increase beyond current out-sourced manufacturing capacities, then additional capital expenditures will be required to increase production capacity. We anticipate, however, that any additional capital expenditures to increase production capacity would not exceed $150,000. These capital expenditures would also be offset by increased product sales which created the need to increase our current out-sourced manufacturing capacities. The Company will be outsourcing the assembly of the products to a number of vendors.

LIQUIDITY AND CAPITAL RESOURCES

         In March 2002, a creditor Carlo Gavazzi Mupac, Inc. executed a writ of execution based upon the failure to pay a settlement payment and seized certain of the assets of the Company. The result of the seizure is reflected in the Financial Statements. The loss of inventory and assets has resulted in a decrease in the ability of the Company to manufacture and sell products.

     The Company is in default with all of its creditors. The Company does not have sufficient assets to either pay the creditors or to fund manufacturing and sales activity. The only means to continue operations is for a third party to negotiate workout settlements with the creditors and fund sales activities. The Company entered into Agreements with various third parties to negotiate with the creditors and to fund a downsized operations budget. As of this date the third parties have not been successful with the creditors and have failed to support operations. Therefore, unless the third parties perform, We do not expect to have sufficient funds necessary to finance the production , by outside manufacturers , distribution, by the Company and its Joint Venture and sale of our products including management and advertising support for fiscal year 2002. In addition, general and administrative expenses have been reduced during the first nine months of fiscal 2002. We also expect that our cash balance and operations are inadequate to sustain our continued operations during fiscal year 2002, on a lower basis and based on the venture and third party agreements.

     Our sales projections are based upon our good faith estimates of the marketability of our products and we cannot assure you that we will achieve these results during fiscal year 2002.

     If our current lack of cash and lack of revenues from product sales and the effects of the venture agreement are insufficient to fund our requirements, we will rely on new external funding sources to provide liquidity, however, due to the position of the Company the possibility of new external funding is not likely and can not be assured.

 If our current and new product sales, distributor/franchise sales, new areas of distribution sales and funds from our external sources are not sufficient to maintain operations, the resulting lack of capital could force us to substantially curtail or cease our operations. Any curtailment of operations would have a material adverse effect on our ability to manufacture and distribute our products and our profitability.

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

     The Company settled a law suit Carlo Gavazzi Mupac, Inc. v Airtech International Group, Inc. in 2000. The Company paid approximately $400,000 to the plaintiff since that time. The Company was in default for approximately $225,000 at February 28, 2002. The creditor seized certain of the Company's assets in March 2002. The remaining amount due was not satisfied by the creditor sale of these assets. The $225,000 due is reflected in the liabilities of the Company.

     We have been named as a defendant in a number of   lawsuits  arising
in the ordinary course of our business, generally from a failure to pay creditors. There are approximately ten such lawsuits and numerous threatened suits. In some of these cases a judgment was rendered against us. We have answered these routine causes of action where appropriate, negotiated settlements where appropriate and agreed to a payment schedule with respect to others. We are in default with all creditors. We have fully reserved for these claims and causes of action in our consolidated financial statements in the aggregate amount of approximately $235,000.

         The United States Securities and Exchange Commission is informally investigating the Company's press releases in October and November 2001 and has requested document production of various kinds from the Company. The Company has produced some information for the SEC and is in the process of producing the remaining requested information. The Company can not predict the outcome of the investigation.


ITEM 2. CHANGES IN SECURITIES

     On July 20, 2001, issuance of $200,000 in 12% Convertible Debentures in a Private Placement. On June 10, 2001, issued a Private Placement of 2,639,926 shares of Common Stock to convert the limited partners in the Airsopure 999 L.P., reflected in the Financial Statements as Product Marketing Obligation of $430,000. Issued in a Private Placement in June 2001 335,000 shares of Common Stock to the 12% Convertible Debenture holders (Private Placement) for interest owed under the Debenture. Partial conversion of 6% and 12% Convertible Debentures and payment of accrued interest owing into 12,384,000 shares of Common Stock, issued under SB-2 Registration Statements. The Company issued a new Series B Preferred Stock in January 2002 and issued one million shares. The company issued shares of stock to the Company employees for services performed during this period, under a S-8 Registration Statement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company has been named in a cause citing a default of the 12% Convertible Debentures, due March 2003. The Company is contesting this default allegation and will answer the complaint. In addition, the Company is in default under the 6% Convertible Debentures due 2002, is in default for failing to pay interest to the 12% Convertible Debenture due 2003 and the monthly principal and interest due the 12% Note holders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     DIVIDENDS

     We have paid no dividends on our shares of common stock and we have no current intention to pay dividends on our shares of common stock in the future. Holders of our Series "M" Convertible Preferred Stock have a preferred dividend right to receive dividend distributions equal to 4.57% of the gross revenues generated from sales of our Series 950 units until January 31, 2002. Except for required dividend payments on the Series "M" convertible preferred stock, we intend to retain any future earnings for reinvestment in our business. As of November 28, 2001, no dividends have been paid on the Series "M" Convertible preferred stock. Future dividends will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors. In August 2001, we announced that the Company would be issuing a dividend to shareholders of record November 30, 2001. This dividend was one share of Humitech, Inc. common stock, for every ten shares of Airtech International Group, Inc. common stock owned at November 30, 2001. Humitech, Inc.purchased, in August, 2001, one hundred per cent of the outstanding common stock of our dormant subsidiary, Airsopure International Group, Inc. in a stock exchange whereby we received approximately ten percent of the combined company stock in Humitech. We issued one hundred per cent of our ownership in Humitech in the dividend to shareholders. This dividend has been substantially completed as of this date.



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

     o Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on May 8, 2000, Registration No. 333-36554.

     ** Incorporated by reference to the Company's Form 10-K/SB filed September 14, 2000.


Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

         A Form 8-K was filed to reflect the change in address of the Company to Newport Beach California.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the registrant's Chief Executive Officer and Chief Financial and Accounting Officer, respectively.


                                       Dated: May 22, 2002


                                       AIRTECH INTERNATIONAL GROUP, INC.


                                       By: /s/ R. JOHN HARRIS
                                          ------------------------------------
                                          R. John Harris,
                                          Chief Executive Officer and Chairman



                                       By: /s/ James R. Halter
                                          ------------------------------------
                                          James R. Halter,
                                          Chief Financial, Accounting Officer
                                               and Director